Form 10-Q
period 2001-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2001-08-02
CIK 1063697, 1063699, 1063698

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

    [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from                to
                                           --------------   --------------

                                 COMMISSION FILE NUMBER  333-56857
                                                         333-56857-01
                                                         333-56857-02

                          ALLIANCE LAUNDRY SYSTEMS LLC
                          ALLIANCE LAUNDRY CORPORATION
                         ALLIANCE LAUNDRY HOLDINGS LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                  39-1927923
          DELAWARE                                  39-1928505
          DELAWARE                                  52-2055893
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                  P.O. BOX 990
                          RIPON, WISCONSIN 54971-0990
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (920) 748-3121
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes [ X ]   No [     ]

                          Alliance Laundry Systems LLC
                                   Form 10-Q
                       For The Period Ended June 30, 2001

                               Table of Contents


                                                                                              Page No.
                                                                                            ------------
PART I     Financial Information

Item 1.    Financial Statements

           Condensed Balance Sheets as of June 30, 2001 and December 31, 2000                          3

           Condensed Statements of Operations for the periods ended June 30, 2001 and
           June 30, 2000                                                                               4

           Condensed Statements of Cash Flows for the periods ended June 30, 2001 and
           June 30, 2000                                                                               5

           Notes to Unaudited Condensed Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                  9


PART II    Other Information

Item 1.    Legal Proceedings                                                                          17

Item 2.    Changes in Securities                                                                      17

Item 3.    Defaults upon Senior Securities                                                            17

Item 4.    Submission of Matters to a Vote of Security Holders                                        17

Item 5.    Other Information                                                                          17

Item 6.    Exhibits and Reports on Form 8-K                                                           17

Signatures                                                                                            18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              ALLIANCE LAUNDRY HOLDINGS LLC
                                                CONDENSED BALANCE SHEETS
                                                     (in thousands)

                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                        ---------------------   ---------------------
                                 Assets                                     (Unaudited)
     Current assets:
        Cash                                                                           $ 307                 $ 5,091
        Cash-restricted..............................................                    623                     494
        Accounts receivable, net.....................................                 16,109                  10,575
        Inventories, net.............................................                 31,366                  37,462
        Prepaid expenses and other...................................                  9,280                   8,825
                                                                        ---------------------   ---------------------
            Total current assets.....................................                 57,685                  62,447

     Notes receivable................................................                 21,280                  10,208
     Property, plant and equipment, net..............................                 51,023                  53,857
     Goodwill, net...................................................                 56,442                  57,327
     Debt issuance costs, net........................................                  9,329                  10,583
     Other assets....................................................                 15,961                  18,335
                                                                        ---------------------   ---------------------
            Total assets.............................................              $ 211,720               $ 212,757
                                                                        =====================   =====================

                    Liabilities and Members' Deficit
     Current liabilities:
        Current portion of long-term debt............................                $ 1,074                 $ 1,036
        Accounts payable.............................................                 14,260                   8,755
        Finance program obligation...................................                    532                   3,121
        Revolving credit facility....................................                 10,000                  12,000
        Other current liabilities....................................                 17,888                  18,466
                                                                        ---------------------   ---------------------
            Total current liabilities................................                 43,754                  43,378

     Long-term debt:
        Senior credit facility.......................................                198,000                 198,500
        Senior subordinated notes....................................                110,000                 110,000
        Junior subordinated note.....................................                 15,615                  14,343
        Other long-term debt.........................................                    696                     726

     Other long-term liabilities.....................................                  1,634                   1,671
                                                                        ---------------------   ---------------------
            Total liabilities........................................                369,699                 368,618

     Mandatorily redeemable preferred equity.........................                  6,000                   6,000
     Members' deficit................................................               (163,979)               (161,861)
                                                                        ---------------------   ---------------------
            Total liabilities and members' deficit...................              $ 211,720               $ 212,757
                                                                        =====================   =====================

                                                   ALLIANCE LAUNDRY HOLDINGS LLC
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                          (in thousands)

                                                            Three Months Ended                           Six Months Ended
                                                    ------------------------------------        -----------------------------------
                                                        June 30,           June 30,                June 30,           June 30,
                                                          2001               2000                    2001               2000
                                                    -----------------  -----------------        ----------------   ----------------
                                                                 (Unaudited)                                (Unaudited)
Net revenues:
     Commercial laundry...........................          $ 59,534          $ 66,856                $ 112,709          $ 123,994
     Service parts................................             8,612             9,057                   18,103             18,233
                                                    -----------------  -----------------        ----------------   ----------------
                                                              68,146            75,913                  130,812            142,227


Cost of sales.....................................            51,184            55,325                   97,826            104,472
                                                    -----------------  -----------------        ----------------   ----------------
Gross profit......................................            16,962            20,588                   32,986             37,755
                                                    -----------------  -----------------        ----------------   ----------------

Selling, general and administrative expense.......             7,619            10,126                   15,090             19,258
                                                    -----------------  -----------------        ----------------   ----------------
       Operating income...........................             9,343            10,462                   17,896             18,497

Interest expense..................................             8,536             8,605                   18,209             18,245
Other income (expense), net.......................                34              (111)                      80               (108)
                                                    -----------------  -----------------        ----------------   ----------------
       Income (loss) before taxes.................               841             1,746                     (233)               144
Provision for income taxes........................                22                20                       22                 20
                                                    -----------------  -----------------        ----------------   ----------------
       Net income (loss) before cumulative effect of
         accounting change........................               819             1,726                     (255)               124
Cumulative effect of change in accounting principle            2,043                 -                    2,043                  -
                                                    -----------------  -----------------        ----------------   ----------------
       Net income (loss)..........................          $ (1,224)          $ 1,726               $   (2,298)           $   124
                                                    =================  ================         ================   ================

                                              ALLIANCE LAUNDRY HOLDINGS LLC
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                                  Six Months Ended
                                                                                          ---------------------------------
                                                                                            June 30,           June 30,
                                                                                              2001               2000
                                                                                          --------------     --------------
                                                                                                    (Unaudited)
Cash flows from operating activities:
     Net income (loss) before cumulative effect of accounting change...................       $    (255)         $     124
     Adjustments to reconcile net income (loss) before cumulative effect of accounting change provided by operating activities; excluding the effects of the acquisition opening balance sheet:
           Depreciation and amortization...............................................           8,390              8,681
           Non-cash interest...........................................................           2,742              1,074
           (Gain) loss on sale of property, plant and equipment........................            (80)                108
           Changes in assets and liabilities:
              Accounts and notes receivable............................................         (16,602)             4,373
              Inventories..............................................................           6,096             (6,047)
              Other assets.............................................................            (823)            (3,467)
              Accounts payable.........................................................           5,505                821
              Finance program obligation...............................................          (2,718)              (357)
              Other liabilities........................................................          (1,561)              (637)
                                                                                          --------------     --------------
           Net cash provided by operating activities...................................             694              4,673
                                                                                          --------------     --------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................................          (3,141)            (2,508)
     Acquisition of business...........................................................               -            (13,399)
     Proceeds (loss)  on disposal of property, plant and equipment.....................             171                (43)
                                                                                          --------------     --------------
           Net cash used in investing activities.......................................          (2,970)           (15,950)
                                                                                          --------------     --------------

Cash flows from financing activities:
     Net principal payments on long-term debt..........................................            (508)                 -
     Net increase/(decrease) from  revolving line of credit borrowings.................          (2,000)            15,000
     Distribution to Raytheon and related transaction costs............................               -             (5,920)
                                                                                          --------------     --------------
           Net cash provided by (used in) financing activities.........................          (2,508)             9,080
                                                                                          --------------     --------------

Decrease in cash                                                                                 (4,784)            (2,197)
Cash at beginning of period............................................................           5,091              3,028
                                                                                          --------------     --------------
Cash at end of period..................................................................        $    307           $    831
                                                                                          ==============     ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest............................................................        $ 14,528           $ 16,001

Notes to Unaudited Condensed Financial Statements

NOTE 1.  BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 2001 and for the periods ended June 30, 2001 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position and operating results of the Company for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

     Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". In accordance with the provisions of EITF 99-20, the Company recognized an approximate $2.0 million charge upon adoption and approximately $0.4 million of interest income related to its retained interests in its securitization transactions. The $2.0 million effect of adoption reflects the write-down of the Company's retained interests to fair value pursuant to the impairment provisions of EITF 99-20.

     During the second quarter of 2001, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as replacement of SFAS No. 125." This Statement revises certain aspects of the current standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain new and expanded disclosures. SFAS 140 was effective for the Company in the second quarter of 2001 and did not have a material effect on the Company's financial statements. The Company adopted the disclosure provisions of SFAS 140 during the fourth quarter of 2000.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) in members' deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. The Company expects to reclassify in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the six months ended June 30, 2001, the Company recognized a loss of $1.9 million reflecting the changes in the fair values of its interest rate swaps and a gain of $0.4 million for the reclassification of the transition adjustment as discussed above. The resulting loss and gain were recorded in interest expense in the statement of operations.

     During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees and costs which the Company had previously recorded on a net basis as a component of selling, general and administrative expenses are reflected in net revenues and cost of goods sold as appropriate. Prior year amounts have been reclassified in the accompanying statements of operations to conform with the requirements of EITF 00-10.

     During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives." In accordance with the provisions of EITF 00-14, certain sales incentive costs which the Company had previously recorded as a component of selling, general and administrative expenses are reflected in net revenues. Prior year amounts have been reclassified in the accompanying statements of operations to conform with the requirements of EITF 00-14.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     This report on Form 10-Q for the periods ended June 30, 2001 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2000.


NOTE 2.  INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):


                                             June 30,           December 31,
                                               2001                 2000
                                        -------------------   ------------------
                                           (Unaudited)
       Materials and purchased parts...           $ 12,123             $ 13,250
       Work in process.................              4,056                4,907
       Finished goods..................             17,837               21,895
       Less: inventory reserves........             (2,650)              (2,590)
                                        -------------------   ------------------
                                                  $ 31,366             $ 37,462
                                        ===================   ==================



NOTE 3.  COMMITMENTS AND CONTINGENCIES

     On February 8, 1999, the Company's prior owner, Raytheon Company ("Raytheon") commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company (the "Raytheon Arbitration"), seeking damages of $12.2 million plus interest thereon and attorney's fees based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry Systems LLC

("Alliance Laundry"). The Company asserted in the Raytheon Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000 the arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company prevailed on its counterclaims. Ultimately the Company was required to pay Raytheon $6.8 million, including interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. After considering certain price adjustments previously recorded in the financial statements as of and for the period ended December 31, 1999, the Company recorded $9.9 million plus related costs of $0.6 million in the first quarter 2000 financial statements as an adjustment of members' deficit. This treatment is consistent with the original recording of the May 5, 1998 Agreement and Plan of Merger which was accounted for as a recapitalization. The related net interest, including amounts related to prior years, was included in interest expense in the first quarter 2000 financial statements.

     In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, ("ALSA") a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an "ad-hoc" panel (the "Lopez Arbitration"), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos $1,408,900 ($1.4 million U.S. dollars), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material affect on the Company's operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company's financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company's investment in ALSA was written down to the value of certain remaining assets. Under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material affect on the Company's financial position, liquidity or results of operations.


NOTE 4.  COMPREHENSIVE INCOME / (LOSS)

         Comprehensive income/(loss) for the six months ended June 30, 2001 and 2000 consist of the following (in thousands):

                                                                                  Six Months Ended
                                                                          ---------------------------------
                                                                              June 30,          June 30,
                                                                               2001              2000
                                                                          ----------------   --------------
Comprehensive income (loss):
       Net income (loss)                                                         $ (2,298)           $ 124
       Other comprehensive income (loss)
           Net unrealized holding loss on residual interests                         (332)               -
           Unrealized gain on interest rate swap                                      424                -
                                                                          ----------------   --------------
       Comprehensive income (loss)                                               $ (2,206)           $ 124
                                                                          ================   ==============


NOTE 5.  ACQUISITION OF AJAX PRODUCT LINE

     On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s press and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the drycleaning and industrial laundry markets. The cash consideration was approximately $13.1 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded acquisition costs of $0.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $11.1 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, the Cincinnati facility was closed, and production was transferred to the Company's Marianna, Florida manufacturing facility. As such, a $1.4 million reserve was established in the acquisition opening balance sheet primarily for employee termination and severance benefit charges.

     The Ajax acquisition has been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying statements of operations include only revenue and expenses of Ajax for the period from March 6, 2000. On a pro-forma basis, this acquisition was not material to the results of operations for the periods presented and, accordingly, such information is not presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. The Company's commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) dry cleaners.

     This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2000.


RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:

                                                                               Quarter Ended
                                                               ----------------------------------------------
                                                                  June 30, 2001             June 30, 2000
                                                               --------------------      --------------------
                                                                           (Dollars in millions)
Net revenues:
      Commercial laundry...................................                 $ 59.5                    $ 66.8
      Service parts........................................                    8.6                       9.1
                                                               --------------------      --------------------
                                                                            $ 68.1                    $ 75.9
                                                               ====================      ====================

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                                                     Quarter Ended
                                                                     ----------------------------------------------
                                                                        June 30, 2001             June 30, 2000
                                                                     --------------------      --------------------

Net revenues.......................................................               100.0%                    100.0%
Cost of sales......................................................                75.1%                     72.9%
Gross profit.......................................................                24.9%                     27.1%
Selling, general and administrative expense........................                11.2%                     13.3%
Operating income...................................................                13.7%                     13.8%
      Net income before cumulative effect of accounting change.....                 1.2%                      2.3%


     Net revenues. Net revenues for the quarter ended June 30, 2001 decreased $7.8 million, or 10.2%, to $68.1 million from $75.9 million for the quarter ended June 30, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $7.3 million and lower service parts revenue of $0.4 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $5.0 million, and lower international revenue of $1.9 million. The decrease in North American equipment revenue was primarily due to lower revenue from laundromats and drycleaners.

     Gross profit. Gross profit for the quarter ended June 30, 2001 decreased $3.6 million, or 17.6%, to $17.0 million from $20.6 million for the quarter ended June 30, 2000. This decrease was primarily attributable to the lower sales volume as discussed above and manufacturing variances which occurred as a result of efforts to reduce finished goods inventories. Gross profit as a percentage of net revenues decreased to 24.9% for the quarter ended June 30, 2001 from 27.1% for the quarter ended June 30, 2000.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased $2.5 million, or 24.8%, to $7.6 million from $10.1 million for the quarter ended June 30, 2000. The decrease in selling, general and administrative expenses was primarily due to lower sales and marketing expenses of $0.8 million, lower independent development expenses of $0.6 million and a lower loss on sales of qualified accounts receivable of $0.6 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.2% for the quarter ended June 30, 2001 from 13.3% for the quarter ended June 30, 2000.

     Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2001 decreased $1.2 million, or 10.7%, to $9.3 million from $10.5 million for the quarter ended June 30, 2000. Operating income as a percentage of net revenues decreased to 13.7% for the quarter ended June 30, 2001 from 13.8% for the quarter ended June 30, 2000.

     Interest expense. Interest expense for the quarter ended June 30, 2001 decreased $0.1 million, or 0.8%, to $8.5 million from $8.6 million for the quarter ended June 30, 2000. While interest rates declined, the related favorability was mostly offset by a $0.3 million non-cash adjustment to reflect changes in the fair values of the Company's interest rate swap agreements.

     Net income (loss) before cumulative effect of accounting change. As a result of the foregoing, net income before cumulative effect of accounting change for the quarter ended June 30, 2001 decreased $0.9 million, or 52.5%, to $0.8 million from $1.7 million for the quarter ended June 30, 2000. Net income before cumulative effect of accounting change as a percentage of net revenues decreased to 1.2% for the quarter ended June 30, 2001 from 2.3% for the quarter ended June 30, 2000.

     Cumulative effect of accounting change. Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company's retained interests in its securitization transactions. The impairment was primarily driven by faster prepayment trends than had been anticipated at the time of sale.

     Net income (loss). As a result of the foregoing, net income for the quarter ended June 30, 2001 decreased $2.9 million to a net loss of $1.2 million as compared to net income of $1.7 million for the quarter ended June 30, 2000. Net income (loss) as a percentage of net revenues decreased to (1.8%) for the quarter ended June 30, 2001 from 2.3% for the quarter ended June 30, 2000.

The following table sets forth the Company's historical net revenues for the periods indicated:

                                                                                           Six Months Ended
                                                                              -------------------------------------------
                                                                                June 30, 2001           June 30, 2000
                                                                              -------------------     -------------------
                                                                                        (Dollars in millions)
Net revenues:
      Commercial laundry...................................................              $ 112.7                 $ 124.0
      Service parts........................................................                 18.1                    18.2
                                                                              -------------------     -------------------
                                                                                         $ 130.8                 $ 142.2
                                                                              ===================     ===================

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                                                           Six Months Ended
                                                                              -------------------------------------------
                                                                                June 30, 2001           June 30, 2000
                                                                              -------------------     -------------------
Net revenues...............................................................               100.0%                  100.0%
Cost of sales..............................................................                74.8%                   73.5%
Gross profit...............................................................                25.2%                   26.5%
Selling, general and administrative expense................................                11.5%                   13.5%
Operating income...........................................................                13.7%                   13.0%
      Net income (loss) before cumulative effect of accounting change......                (0.2%)                   0.1%


     Net revenues. Net revenues for the six months ended June 30, 2001 decreased $11.4 million, or 8.0%, to $130.8 million from $142.2 million for the six months ended June 30, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $11.3 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $7.2 million, and lower international revenue of $3.7 million. The decrease in North American equipment revenues was primarily due to lower revenues from laundromats and on-premise laundries.

     Gross profit. Gross profit for the six months ended June 30, 2001 decreased $4.8 million, or 12.6%, to $33.0 million from $37.8 million for the six months ended June 30, 2000. This decrease was primarily attributable to the lower sales volume as discussed above and manufacturing variances which occurred as a result of efforts to reduce finished goods inventories. Gross profit as a percentage of net revenues decreased to 25.2% for the six months ended June 30, 2001 from 26.5% for the six months ended June 30, 2000.

     Selling, general and administrative expense. Selling, general and administrative expenses for the six months ended June 30, 2001 decreased $4.2 million, or 21.6%, to $15.1 million from $19.3 million for the six months ended June 30, 2000. The decrease in selling, general and administrative expenses was primarily due to lower sales and marketing expenses of $0.9 million, lower independent development expenses of $1.2 million, a lower loss on sales of qualified accounts receivable of $0.8 million, and lower one-time expenses related primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin of $1.2 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.5% for the six months ended June 30, 2001 from 13.5% for the six months ended June 30, 2000.

     Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2001 decreased $0.6 million, or 3.2%, to $17.9 million from $18.5 million for the six months ended June 30, 2000. Operating income as a percentage of net revenues increased to 13.7% for the six months ended June 30, 2001 from 13.0% for the six months ended June 30, 2000.

     Interest expense. Interest expense for the six months ended June 30, 2001 stayed consistent at $18.2 million for the six months ended June 30, 2001 and 2000. A one-time net interest expense in 2000 of $1.5 million associated with the Raytheon Arbitration award was offset in 2001 by $1.5 million of non-cash adjustments to reflect changes in the fair values of the Company's interest rate swap agreements.

     Net income (loss) before cumulative effect of accounting change. As a result of the foregoing, net income before cumulative effect of accounting change for the six months ended June 30, 2001 decreased $0.4 million to a net loss before cumulative effect of accounting change of $0.3 million as compared to net income before cumulative effect of accounting change of $0.1 million for the six months ended June 30, 2000. Net income before cumulative effect of accounting change as a percentage of net revenues decreased to (0.2%) for the six months ended June 30, 2001 from 0.1% for the six months ended June 30, 2000.

     Cumulative effect of accounting change. Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company's retained interests in its securitization transactions. The impairment was primarily driven by faster prepayment trends than had been anticipated at the time of sale.

     Net income (loss). As a result of the foregoing, net income for the six months ended June 30, 2001 decreased $2.4 million to a net loss of $2.3 million as compared to net income of $0.1 million for the six months ended June 30, 2000. Net income (loss) as a percentage of net revenues decreased to (1.8%) for the six months ended June 30, 2001 from 0.1% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1998, Alliance Laundry entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers, Inc. acted as arranger and Lehman Commercial Paper, Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of Alliance Laundry's senior subordinated notes.

     The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million Revolving Credit Facility.
The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2001 will not exceed $9.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

     As of June 30, 2001, the Company has $335.4 million of combined indebtedness outstanding, consisting of outstanding debt of $199.0 million under the Term Loan Facility and $10.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $15.6 million of junior subordinated notes, and $0.8 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement. The Company had $54.0 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $8.9 million at June 30, 2001 in additional indebtedness under the Revolving Credit Facility.

     The $199.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

               Year                  Amount Due
               ----                --------------
                                    (Dollars in
                                     millions)
               2001...............  $      0.5
               2002...............  $      1.0
               2003...............  $     20.5
               2004...............  $     98.5
               2005...............  $     78.5

     The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate in 2003.

     The Company's Asset Backed Facility provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

     The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Historical

     Cash generated from operations for the six months ended June 30, 2001 of $0.7 million was principally derived from changes in working capital which were offset by lower sales of accounts receivable under the Asset Backed Facility, and an increase in ineligible loans under the Asset Backed Facility. The working capital investment in accounts receivable at June 30, 2001 of $16.1 million increased $5.5 million as compared to the balance of $10.6 million at December 31, 2000, which was primarily attributable to selling less accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in notes receivable at June 30, 2001 of $21.3 million increased $11.1 million as compared to the balance of $10.2 million at December 31, 2000, which was primarily attributable to the retained interests on new loans sold through ALRW, and the increase in ineligible loans under the Asset Backed Facility. The investment in inventory at June 30, 2001 of $31.4 million decreased $6.1 million as compared to the balance of $37.5 million at December 31, 2000. Accounts payable at June 30, 2001 of $14.3 million increased $5.5 million as compared to the balance of $8.8 million at December 31, 2000.

     Net cash provided by operating activities for the six months ended June 30, 2001 of $0.7 million decreased by $4.0 million as compared to the six months ended June 30, 2000. This decrease was primarily due to higher net cash used in changes in assets and liabilities of $4.8 million, offset by an increase in net cash provided by operations (net income (loss) before cumulative effect of accounting change adjusted for depreciation, amortization, non-cash interest and gains on sale of property, plant and equipment) of $0.8 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The net cash impact from changes in assets and liabilities for the six months ended June 30, 2001 of $4.8 million was largely due to lower sales of accounts receivable under the Asset Backed Facility, and the increase in ineligible loans under the Asset Backed Facility, partially offset by the increase in accounts payable and the decrease in inventory.

Capital Expenditures

     The Company's capital expenditures for the six months ended June 30, 2001 and June 30, 2000 were $3.1 million and $2.5 million, respectively. Capital spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production to the Company's Marianna, Florida manufacturing facility (see Note 5), while spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company January 1, 2002. The Company is currently evaluating the impacts of SFAS 141 and 142.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Annual Report on Form 10-K (file no. 333-56857).


FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the "Note 3 - Commitments and Contingencies" section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Annual Report on Form 10-K (file no. 333-56857).

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

     Legal actions relating to Lopez Arbitration are described in Footnote 3 to the Financial Statements in Part I hereto and are incorporated by reference into
Part II.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits.  None.

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of August 2001.


            Signature                                   Title                               Date
            ---------                                   -----                               ----

/s/ Thomas L'Esperance             Chairman and CEO                                        8-1-01
---------------------------------                                                  ---------------------
Thomas L'Esperance

/s/ Bruce P. Rounds                Vice President and Chief Financial Officer              8-1-01
---------------------------------                                                  ---------------------
Bruce P. Rounds



     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of August 2001.


            Signature                                   Title                               Date
            ---------                                   -----                               ----

/s/ Thomas L'Esperance             Chairman and CEO                                        8-1-01
---------------------------------                                                  ---------------------
Thomas L'Esperance

/s/ Bruce P. Rounds                Vice President and Chief Financial Officer              8-1-01
---------------------------------                                                  ---------------------
Bruce P. Rounds


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of August 2001.


            Signature                                   Title                               Date
            ---------                                   -----                               ----

/s/ Thomas L'Esperance             Chairman and CEO                                        8-1-01
---------------------------------                                                  ---------------------
Thomas L'Esperance

/s/ Bruce P. Rounds                Vice President and Chief Financial Officer              8-1-01
---------------------------------                                                  ---------------------
Bruce P. Rounds