Form 10-Q
period 2003-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2003-08-07
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q*

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number	333-56857
333-56857-01
333-56857-02

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

(Exact name of registrant as specified in its charter)

DELAWARE	39-1927923
DELAWARE	39-1928505
DELAWARE	52-2055893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. BOX 990

RIPON, WISCONSIN 54971-0990

(Address of principal executive offices)

(920) 748-3121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☐  No  ☐

*	This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Holdings LLC

Form 10-Q

For The Period Ended June 30, 2003

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)

Assets
Current assets:
Cash	$4,756	$7,339
Cash-restricted	—	99
Accounts receivable, net	10,082	5,834
Inventories, net	25,975	25,697
Beneficial interests in securitized accounts receivable	20,461	19,864
Prepaid expenses and other	3,004	2,954

Total current assets	64,278	61,787
Notes receivable, net	10,696	11,166
Property, plant and equipment, net	37,021	39,096
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	23,604	21,483
Debt issuance costs, net	8,633	9,654
Other assets	1,654	1,010

Total assets	$201,300	$199,610

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$9,695	$9,971
Revolving credit facility	5,000	—
Accounts payable	11,392	13,797
Other current liabilities	21,792	21,638

Total current liabilities	47,879	45,406
Long-term debt:
Senior credit facility	163,546	173,266
Senior subordinated notes	110,000	110,000
Junior subordinated note	22,113	20,312
Other long-term debt	906	1,028
Other long-term liabilities	11,160	10,338

Total liabilities	355,604	360,350
Mandatorily redeemable preferred equity	6,000	6,000
Members’ deficit	(160,304)	(166,740)

Total liabilities and members’ deficit	$201,300	$199,610

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(unaudited)		(unaudited)

Net revenues:
Commercial laundry	$62,273	$59,023	$113,654	$110,063
Service parts	8,859	9,047	18,639	17,855

	71,132	68,070	132,293	127,918
Cost of sales	50,343	48,028	94,417	90,821

Gross profit	20,789	20,042	37,876	37,097
Selling, general and administrative expense	8,182	7,763	16,399	14,749

Operating income	12,607	12,279	21,477	22,348
Interest expense	7,720	6,565	15,405	12,924
Abandoned Canadian public offering costs	—	430	—	430
Other income (expense), net	(797)	8	(797)	33

Income before taxes	4,090	5,292	5,275	9,027
Provision for income taxes	43	36	43	36

Net income	$4,047	$5,256	$5,232	$8,991

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(unaudited)

Cash flows from operating activities:
Net income	$5,232	$8,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,557	7,156
Non-cash interest	3,612	1,603
Gain on sale of property, plant and equipment	(9)	(33)
Changes in assets and liabilities:
Accounts receivable	(4,248)	(5,483)
Inventories	(278)	3,583
Other assets	(1,808)	(2,291)
Accounts payable	(2,405)	(1,102)
Other liabilities	(835)	(2,191)

Net cash provided by operating activities	4,818	10,233

Cash flows from investing activities:
Additions to property, plant and equipment	(2,351)	(1,182)
Proceeds on disposal of property, plant and equipment	36	82

Net cash used in investing activities	(2,315)	(1,100)

Cash flows from financing activities:
Repayment of management note	32	—
Principal payments on long-term debt	(10,118)	(7,114)
Net increase in revolving line of credit borrowings	5,000	—

Net cash used in financing activities	(5,086)	(7,114)

Increase (decrease) in cash	(2,583)	2,019
Cash at beginning of period	7,339	5,659

Cash at end of period	$4,756	$7,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,932	$11,635

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.    BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 and for the periods ended June 30, 2003 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the “Company”), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

This report on Form 10-Q for the periods ended June 30, 2003 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003. The Company does not expect the implementation of this Interpretation to have an effect on its consolidated financial statements as qualifying special-purpose securitization entities are excluded from the consolidation requirements of this Interpretation.

During April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

During May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for the Company beginning January 1, 2004. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

NOTE 2.    INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)

Materials and purchased parts	$9,685	$11,124
Work in process	4,155	4,312
Finished goods	14,392	12,990
Less: inventory reserves	(2,257)	(2,729)

	$25,975	$25,697

NOTE 3.    COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the Company’s business, financial condition and results of operations after giving effect to provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, (“ALSA”) a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos 1,408,900 (equivalent to $1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company believed, in as much as ALSA was a foreign subsidiary, ALSA was responsible for its own debts and obligations. In managements’ opinion based on the advice of counsel, under the terms of the award, any such payments would have been forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against the Company for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid.

Because of the risk this lawsuit presented, the Company commenced settlement negotiations with Mr. Lopez in the second quarter of 2003. On July 17, 2003 a Settlement, Release, Discharge and Indemnification Agreement was entered into by Mr. Lopez and the Company. While denying any liability whatsoever, the Company agreed to pay Mr. Lopez US$736,440 no later than August 6, 2003 and to deliver to Mr. Lopez in Brazil commercial laundry equipment, free of charge, up to a cost to the Company of US$60,000. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above.

In April, 2002 the Company was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in certain of the Company’s products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified the Company and has agreed to pay and is paying for the Company’s representation in this matter. Plaintiff accused the Company, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000 within the Defendants products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial the Court indicated it would enter an order rendering judgment for the Plaintiff that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The Court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The Court has withheld ruling upon the timelines of Imonex bringing its damage claims. The Court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against the Company with the remainder against the other Defendants) against all Defendants, to $490,295 ($267,645 against the Company with the remainder against the other Defendants) and gave Plaintiff the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Plaintiff filed an election for a new trial on damages, and filed proposed language for the injunction. The Defendants filed their objections to the injunction language on May 5, 2003. As of August 1, 2003 no injunction has been issued. Plaintiff has now submitted expert reports which indicate that at the new trial Imonex will attempt to prove actual damages of $16,267,644 ($6,305,232 against the Company with the remainder against other Defendants). On August 1, 2003, the Court ruled it will not enhance any damages for willful infringement, while entering judgment for Plaintiff on the issues of infringement, and validity of the Plaintiffs’ patents. The court has scheduled the new trial on damages for August 18, 2003. The position of the Company remains that any liability related to this lawsuit is properly borne by Münzprüfer. However, the ability of Münzprüfer to fully satisfy its indemnification obligations could require the Company to fund a portion of any ultimate settlement or award amount, and such amount could be material to the Company’s financial position, results of operations and cash flows. Based upon the current status of this matter, no liability has been recorded by the Company.

Environmental, Health and Safety Matters

The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquires relating to environmental matters. There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes that its facilities and operations are in material compliance with all environmental, health and safety laws.

NOTE 4.    GUARANTEES

Pursuant to the terms of the Asset Backed Facility, the Company provides credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by the Company after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2003 was $22.5 million.

The Company offers warranties to its customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that the Company replace defective components within a specified time period from the date of installation. The Company records an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on analysis of these and other factors, the carrying amount of the Company’s warranty liability is adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of the Company’s total product warranty liability for the six months ended June 30, 2003 and 2002 were as follows:

	Six Months Ended
	June 30, 2003	June 30, 2002
Balance at beginning of period	$4,890	$5,090
Accruals for warranties issued during the period	932	1,130
Accruals related to pre-existing warranties (including changes in estimates)	165	163
Settlements made during the period	(1,097)	(1,193)

Balance at end of period	$4,890	$5,190

NOTE 5.    COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) for the three months ended June 30, 2003 and 2002 consist of the following (in thousands):

	Three Months Ended
	June 30, 2003	June 30, 2002
Comprehensive income:
Net income	$4,047	$5,256
Other comprehensive income
Net unrealized holding gain on residual interests	48	571

Comprehensive income	$4,095	$5,827

Comprehensive income/(loss) for the six months ended June 30, 2003 and 2002 consist of the following (in thousands):

	Six Months Ended
	June 30, 2003	June 30, 2002
Comprehensive income:
Net income	$5,232	$8,991
Other comprehensive income (loss)
Net unrealized holding gain on residual interests	1,172	1,107
Unrealized loss on interest rate swap	—	(141)

Comprehensive income	$6,404	$9,957

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. The Company’s commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Quarter Ended
	June 30, 2003	June 30, 2002
	(Dollars in millions)

Net revenues:
Commercial laundry	$62.2	$59.0
Service parts	8.9	9.1

	$71.1	$68.1

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	June 30, 2003	June 30, 2002
Net revenues	100.0%	100.0%
Cost of sales	70.8%	70.6%
Gross profit	29.2%	29.4%
Selling, general and administrative expense	11.5%	11.4%
Operating income	17.7%	18.0%
Net income	5.7%	7.7%

Net revenues.    Net revenues for the quarter ended June 30, 2003 increased $3.0 million, or 4.5%, to $71.1 million from $68.1 million for the quarter ended June 30, 2002. This increase was primarily attributable to higher commercial laundry revenue of $3.2 million which was partially offset by lower service parts revenue of $0.2 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $2.1 million and higher international revenue of $1.0 million. Revenue for North America was higher to coin-operated laundry and multi-housing laundry customers. Revenue for international was higher to customers in Europe and Asia.

Gross profit.    Gross profit for the quarter ended June 30, 2003 increased $0.8 million, or 3.7%, to $20.8 million from $20.0 million for the quarter ended June 30, 2002. This increase was primarily attributable to margins associated with the higher sales volume, lower depreciation expense and a recent price increase, which were partially offset by unfavorable exchange rates related to foreign purchases of manufacturing components, unfavorable product mix related to sales to drycleaning customers and higher medical and utility costs. Gross profit as a percentage of net revenues decreased to 29.2% for the quarter ended June 30, 2003 from 29.4% for the quarter ended June 30, 2002. This 0.2% decrease was primarily attributable to the customer mix and medical and utility costs discussed above.

Selling, general and administrative expense.    Selling, general and administrative expenses for the quarter ended June 30, 2003 increased $0.4 million, or 5.4%, to $8.2 million from $7.8 million for the quarter ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher pension and fringe benefit costs of $0.4 million. Selling, general and administrative expenses as a percentage of net revenues increased to 11.5% for the quarter ended June 30, 2003 from 11.4% for the quarter ended June 30, 2002.

Operating income.    As a result of the foregoing, operating income for the quarter ended June 30, 2003 increased $0.3 million, or 2.7%, to $12.6 million from $12.3 million for the quarter ended June 30, 2002. Operating income as a percentage of net revenues decreased to 17.7% for the quarter ended June 30, 2003 from 18.0% for the quarter ended June 30, 2002.

Interest expense.    Interest expense for the quarter ended June 30, 2003 increased $1.1 million, or 17.6%, to $7.7 million from $6.6 million for the quarter ended June 30, 2002. Interest expense in 2003 includes an unfavorable non-cash adjustment of $1.0 million to reflect changes in the fair values of an interest rate swap agreement which was entered into in the fourth quarter of 2002.

Other income (expense), net.    Other expense for the quarter ended June 30, 2003 was $0.8 million. The 2003 costs were associated with the settlement of a lawsuit against a former subsidiary of the Company in Argentina.

Net income.    As a result of the foregoing, net income for the quarter ended June 30, 2003 decreased $1.3 million to net income of $4.0 million as compared to a net income of $5.3 million for the quarter ended June 30, 2002. Net income as a percentage of net revenues decreased to 5.7% for the quarter ended June 30, 2003 from 7.7% for the quarter ended June 30, 2002.

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Six Months Ended
	June 30, 2003	June 30, 2002
	(Dollars in millions)

Net revenues:
Commercial laundry	$113.7	$110.1
Service parts	18.6	17.8

	$132.3	$127.9

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Six Months Ended
	June 30, 2003	June 30, 2002
Net revenues	100.0%	100.0%
Cost of sales	71.4%	71.0%
Gross profit	28.6%	29.0%
Selling, general and administrative expense	12.4%	11.5%
Operating income	16.2%	17.5%
Net income	4.0%	7.0%

Net revenues.    Net revenues for the six months ended June 30, 2003 increased $4.4 million, or 3.4%, to $132.3 million from $127.9 million for the six months ended June 30, 2002. This increase was primarily attributable to higher commercial laundry revenue of $3.6 million and higher service parts revenue of $0.8 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $2.9 million and higher international revenue of $1.2 million, partially offset by lower earnings from the Company’s off-balance sheet equipment financing program of $0.5 million. The increase in North American equipment revenues was primarily due to higher revenues from coin-operated laundry and multi-housing laundry customers partially offset by lower revenues from on-premise laundries. Revenue for international was higher to customers in Europe and Asia.

Gross profit.    Gross profit for the six months ended June 30, 2003 increased $0.8 million, or 2.1%, to $37.9 million from $37.1 million for the six months ended June 30, 2002. This increase was primarily attributable to margins associated with the higher sales volume, lower depreciation expense and a recent price increase, which were partially offset by unfavorable exchange rates related to foreign purchases of manufacturing components, unfavorable product mix related to sales to drycleaning customers and higher medical costs. Gross profit as a percentage of net revenues decreased to 28.6% for the six months ended June 30, 2003 from 29.0% for the six months ended June 30, 2002.

Selling, general and administrative expense.    Selling, general and administrative expenses for the six months ended June 30, 2003 increased $1.7 million, or 11.2%, to $16.4 million from $14.7 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $0.7 million, higher sales and marketing expenses of $0.4 million and higher costs related to the Company’s information systems of $0.2 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.4% for the six months ended June 30, 2003 from 11.5% for the six months ended June 30, 2002.

Operating income.    As a result of the foregoing, operating income for the six months ended June 30, 2003 decreased $0.8 million, or 3.9%, to $21.5 million from $22.3 million for the six months ended June 30, 2002. Operating income as a percentage of net revenues decreased to 16.2% for the six months ended June 30, 2003 from 17.5% for the six months ended June 30, 2002.

Interest expense.    Interest expense for the six months ended June 30, 2003 increased $2.5 million, or 19.2%, to $15.4 million from $12.9 million for the six months ended June 30, 2002. Interest expense in 2003 included an unfavorable non-cash adjustment of $1.8 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 was also higher due to higher interest rates associated with the swap agreement and higher letter of credit rates within the Company’s new Senior Credit Facility.

Abandoned Canadian public offering costs.    In the second quarter of 2002 the Company wrote-off costs incurred while pursuing an initial public offering through a Canadian Income Trust. Due to market conditions, management determined that such a public offering would not be advantageous to the Company at that time. There were no similar costs in 2003.

Other income (expense), net.    Other expense for the six months ended June 30, 2003 was $0.8 million. The 2003 costs were associated with the settlement of a lawsuit against a former subsidiary of the Company in Argentina.

Net income.    As a result of the foregoing, net income for the six months ended June 30, 2003 decreased $3.8 million to net income of $5.2 million as compared to a net income of $9.0 million for the six months ended June 30, 2002. Net income as a percentage of net revenues decreased to 4.0% for the six months ended June 30, 2003 from 7.0% for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On August 2, 2002 the Company amended and restated its May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 6, 2007.

The new Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facilities. The maximum rates of consolidated debt to EBITDA under the new Senior Credit Facility is scheduled to be reduced from 6.0 at June 30, 2003 to 5.5 at December 31, 2003. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new credit facilities.

The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in its amended and restated credit agreement dated as of August 2, 2002).

The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its $45.0 million Revolving Credit Facility. The Company’s principal uses of liquidity are to meet debt service requirements, finance the Company’s capital expenditures and provide working capital. The Company expects that capital expenditures in 2003 will not exceed $5.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

As of June 30, 2003, the Company has $311.3 million of combined indebtedness outstanding, consisting of outstanding debt of $173.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and $22.1 million of junior subordinated notes, $5.0 million under the Revolving Credit Facility, $0.6 million of borrowings pursuant to a Wisconsin Community Development Block Grant

Agreement and $0.6 million of borrowings pursuant to an equipment financing transaction with Alliant Energy—Wisconsin Power & Light Company. Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $23.8 million at June 30, 2003. As a result, at June 30, 2003 the Company had $16.2 million of its $45.0 million Revolving Credit Facility available subject to certain limitations under the new Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, the Company could have borrowed $16.2 million at June 30, 2003 in additional indebtedness under the Revolving Credit Facility.

The new Term Loan Facility amortizes quarterly and is repayable in the following aggregate amounts:

Amount Due
(Dollars in millions)

Year
2003	$ 4.7
2004	$ 11.8
2005	$ 14.2
2006	$ 18.9
2007	$123.4

The Company’s Asset Backed Facility provides for a total of $300.0 million in off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the new Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company’s business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Historical

Cash generated from operations for the six months ended June 30, 2003 of $4.8 million was principally derived from operations (net income adjusted for depreciation, amortization, non-cash interest) which was partially offset by a higher level of accounts receivable and lower accounts payable. The working capital investment in accounts receivable at June 30, 2003 of $10.1 million increased $4.3 million as compared to the balance of $5.8 million at December 31, 2002, which was primarily attributable to the month end timing related to selling accounts receivable through Alliance Laundry Receivable Warehouse (“ALRW”), a special-purpose single member limited liability company. Accounts payable at June 30,

2003 of $11.4 million decreased $2.4 million as compared to the balance of $13.8 million at December 31, 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 of $4.8 million decreased by $5.4 million as compared to the six months ended June 30, 2002. This decrease was primarily due to increased net cash used in changes in assets and liabilities of $3.1 million, and a decrease in net cash provided by operations of $2.3 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The lower net cash impact from changes in assets and liabilities for the six months ended June 30, 2003 of $3.1 million was largely due to a slight increase in inventory stocking levels in 2003, whereas the Company implemented inventory reduction programs in 2002.

Capital Expenditures

The Company’s capital expenditures for the six months ended June 30, 2003 and June 30, 2002 were $2.4 million and $1.2 million, respectively. Capital spending in both 2003 and 2002 were principally oriented toward product enhancements and manufacturing process improvements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The company adopted SFAS 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003. The Company does not expect the implementation of this Interpretation to have an effect on its consolidated financial statements as qualifying special-purpose securitization entities are excluded from the consolidation requirements of this Interpretation.

During April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

During May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for the Company beginning January 1, 2004. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company’s underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company’s market risk exposures as compared to those discussed in the Company’s Annual Report on Form 10-K (file no. 333-56857).

ITEM 4.     CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation within the 90 day period prior to this report, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3—Commitments and Contingencies” section of this document.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company’s products abroad; market acceptance of new and enhanced versions of the Company’s products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company’s reports, including but not limited to the Company’s Annual Report on Form 10-K (file no. 333-56857).

PART II     OTHER INFORMATION

Item 1.      Legal Proceedings. See Note 3 to Item 1 in Part I.

Item 2.      Changes in Securities. None.

Item 3.      Defaults upon Senior Securities. None.

Item 4.      Submission of Matters to a Vote of Security Holders. None.

Item 5.      Other Information. None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)  List of Exhibits.

Exhibit 31(a) - Certification of Chief Executive Officer

Exhibit 31(b) - Certification of Chief Financial Officer

(b)  Reports on Form 8-K.

On May 8, 2003, Alliance Laundry Holdings LLC (the “Company”) issued a press release announcing its earnings for the first quarter ending March 31, 2003.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of August 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	8-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	8-7-03

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of August 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	8-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	8-7-03

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of August 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	8-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	8-7-03