Form 10-Q
period 2003-09-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2003-11-12
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q*

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY HOLDINGS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	39-1927923 39-1928505 52-2055893 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Yes    ☐        No    ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934:

Yes    ☐         No    ☐

* This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Holdings LLC

Form 10-Q

For The Period Ended September 30, 2003

PART I      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$5,540	$7,339
Cash-restricted	—	99
Accounts receivable, net	7,721	5,834
Inventories, net	27,849	25,697
Beneficial interests in securitized accounts receivable	20,906	19,864
Prepaid expenses and other	2,590	2,954

Total current assets	64,606	61,787
Notes receivable, net	8,122	11,166
Property, plant and equipment, net	35,670	39,096
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	22,174	21,483
Debt issuance costs, net	8,130	9,654
Other assets	1,685	1,010

Total assets	$195,801	$199,610

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$10,589	$9,971
Revolving credit facility	—	—
Accounts payable	10,817	13,797
Other current liabilities	24,227	21,638

Total current liabilities	45,633	45,406
Long-term debt:
Senior credit facility	155,654	173,266
Senior subordinated notes	110,000	110,000
Junior subordinated note	23,142	20,312
Other long-term debt	845	1,028
Other long-term liabilities	11,271	10,338

Total liabilities	346,545	360,350
Mandatorily redeemable preferred equity	6,000	6,000
Members’ deficit	(156,744)	(166,740)

Total liabilities and members’ deficit	$195,801	$199,610

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(unaudited)		(unaudited)
Net revenues:
Commercial laundry	$57,185	$52,091	$170,839	$162,154
Service parts	9,449	9,238	28,088	27,093

	66,634	61,329	198,927	189,247

Cost of sales	47,112	43,618	141,529	134,439

Gross profit	19,522	17,711	57,398	54,808

Selling, general and administrative expense	8,521	7,853	24,920	22,602

Operating income	11,001	9,858	32,478	32,206

Interest expense	6,523	7,069	21,928	19,993
Loss from early extinguishment of debt	—	2,004	—	2,004
Abandoned Canadian public offering costs	—	32	—	462
Other income (expense), net	(1)	(5)	(798)	28

Income before taxes	4,477	748	9,752	9,775
Provision for income taxes	7	7	50	43

Net income	$4,470	$741	$9,702	$9,732

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income	$9,702	$9,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,264	10,408
Non-cash interest	4,456	2,467
Non-cash loss from early extinguishment of debt	—	2,004
Gain on sale of property, plant and equipment	(8)	(28)
Changes in assets and liabilities:
Accounts receivable	(1,887)	(4,661)
Inventories	(2,152)	2,336
Other assets	1,165	(2,656)
Accounts payable	(2,980)	(596)
Other liabilities	1,896	1,247

Net cash provided by operating activities	18,456	20,253

Cash flows from investing activities:
Additions to property, plant and equipment	(3,145)	(1,823)
Proceeds on disposal of property, plant and equipment	35	81

Net cash used in investing activities	(3,110)	(1,742)

Cash flows from financing activities:
Repayment of management note	32	—
Proceeds from long-term debt	—	193,000
Principal payments on long-term debt	(17,177)	(200,172)
Debt financing costs	—	(6,284)

Net cash used in financing activities	(17,145)	(13,456)

Increase (decrease) in cash	(1,799)	5,055
Cash at beginning of period	7,339	5,659

Cash at end of period	$5,540	$10,714

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,083	$14,911

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.    BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 and for the periods ended September 30, 2003 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the “Company”), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

This report on Form 10-Q for the periods ended September 30, 2003 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2002.

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

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of FIN 46 are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than December 31, 2003. The Company does not expect the implementation of FIN 46 to have an effect on its consolidated financial statements as qualifying special-purpose securitization entities are excluded from the consolidation requirements of this Interpretation.

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments modified or entered into after June 30, 2003. Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003. The Company adopted SFAS No. 149 effective July 1, 2003. The adoption did not have any impact on the consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for the Company beginning January 1, 2004. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

NOTE 2.    INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)

Materials and purchased parts	$9,513	$11,124
Work in process	4,176	4,312
Finished goods	16,015	12,990
Less: inventory reserves	(1,855)	(2,729)

	$27,849	$25,697

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

Because of the risk this lawsuit presented, the Company commenced settlement negotiations with Mr. Lopez in the second quarter of 2003. On July 17, 2003 a Settlement, Release, Discharge and Indemnification Agreement was entered into by Mr. Lopez and the Company. While denying any liability whatsoever, the Company agreed to and paid Mr. Lopez US$736,440 on August 6, 2003 and agreed to deliver to Mr. Lopez in Brazil commercial laundry equipment, free of charge, up to a cost to the Company of US$60,000. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the Company’s June 30, 2003 financial statements.

In April, 2002 the Company was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in certain of the Company’s products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified the Company and has agreed to pay and is paying for the Company’s representation in this matter. Plaintiff accused the Company, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000 within the Defendants products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial the Court indicated it would enter an order rendering judgment for the Plaintiff that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The Court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The Court has withheld ruling upon the timelines of Imonex bringing its damage claims. The Court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against the Company with the remainder against the other Defendants) against all Defendants, to $490,295 ($267,645 against the Company with the remainder against the other Defendants) and gave Plaintiff the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Plaintiff filed an election for a new trial on damages, and filed proposed language for the injunction. The Defendants filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the Court ruled it will not enhance any damages for willful infringement, while entering judgment for Plaintiff on the issues of infringement, and validity of the Plaintiffs’ patents. Plaintiff submitted expert reports at the new trial on damages which attempted to prove actual damages of $16,267,644 ($6,305,232 against the Company with the remainder against other Defendants). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

The new trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Plaintiff ($614,662 against the Company with the remainder against the other Defendants) against all Defendants.

On September 23, 2003 the Court declined to reduce the damages under Defendants’ theory that Plaintiff had untimely filed its Complaint for patent infringement.

No entry of judgment arising from the new trial on damages has been made by the Court as of November 12, 2003.

The position of the Company remains that any liability related to this lawsuit is properly borne by Münzprüfer. The Company believes that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the revised jury award. As such, no liability has been recorded by the Company.

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

NOTE 4.    GUARANTEES

Pursuant to the terms of the Asset Backed Facility, the Company provides credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by the Company after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2003 was $23.7 million.

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

The changes in the carrying amount of the Company’s total product warranty liability for the three months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002
Balance at beginning of period	$4,890	$5,190
Accruals for warranties issued during the period	111	52
Accruals related to pre-existing warranties (including changes in estimates)	435	582
Settlements made during the period	(621)	(534)

Balance at end of period	$4,815	$5,290

The changes in the carrying amount of the Company’s total product warranty liability for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended
	September 30, 2003	September 30, 2002
Balance at beginning of period	$4,890	$5,090
Accruals for warranties issued during the period	1,043	1,182
Accruals related to pre-existing warranties (including changes in estimates)	600	845
Settlements made during the period	(1,718)	(1,827)

Balance at end of period	$4,815	$5,290

NOTE 5.    COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the three months ended September 30, 2003 and 2002 consist of the following (in thousands):

	September 30, 2003	September 30, 2002
Comprehensive income:
Net income	$4,470	$741
Other comprehensive income
Net unrealized holding gain (loss) on residual interests	(910)	658

Comprehensive income	$3,560	$1,399

Comprehensive income/(loss) for the nine months ended September 30, 2003 and 2002 consist of the following (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2002
Comprehensive income:
Net income	$9,702	$9,732
Other comprehensive income
Net unrealized holding gain on residual interests	262	1,624

Comprehensive income	$9,964	$11,356

NOTE 6.    RELATED PARTY TRANSACTIONS

2003 Executive Unit Agreements

On August 1, 2003, the Company amended and restated its Limited Liability Agreement to issue Class M Units and to issue incremental Class B Units, which in turn have been issued to certain members of management (each an “Executive”). The Class M Units have a higher priority in any distributions as compared to the Company’s Class A, Class B and Class C Units. These units were issued in return for the Executive’s present service to the Company and as an incentive for the Executive to continue to provide future services to the Company. These units are subject to certain terms and conditions which include vesting provisions and Company repurchase provisions if the Executive is no longer employed by the Company.

The Class M and incremental Class B Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests. The Company has not recognized any compensation expense related to these units. At any such time that these units would be considered to have intrinsic value, the Company would record an appropriate level of compensation expense.

Sale of Raytheon Security and Equity Interests

On September 12, 2003, Raytheon Company completed the sale of all of its debt and equity interests in the Company to a group of investors consisting of TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund III, L.P., TCW SHOP III Subsidiary Investment, Inc. and TCW SHOP IV Subsidiary Investment, Inc. (together, the “TCW Funds”) and Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P., Sankaty Credit Opportunities, L.P. and Sankaty Alliance Corp (together, the “Sankaty Funds”). The debt consists of the Junior Subordinated Note and the equity interests consist of the Company’s Preferred Units, and Raytheon’s Class A and Class L Common Units. As a result of this transaction, the Raytheon Junior Subordinated Note was cancelled and new Junior Subordinated Notes were issued under the same terms and conditions as for Raytheon. Raytheon had formerly been the parent of the Company prior to a recapitalization and merger transaction on May 5, 1998. The Sankaty Funds are an affiliate of Bain/RCL, L.L.C. which, before the sale, owned 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Company.

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Quarter Ended
	September 30, 2003	September 30, 2002
	(Dollars in millions)
Net revenues:
Commercial laundry	$57.2	$52.1
Service parts	9.4	9.2

	$66.6	$61.3

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	September 30, 2003	September 30, 2002
Net revenues	100.0%	100.0%
Cost of sales	70.7%	71.1%
Gross profit	29.3%	28.9%
Selling, general and administrative expense	12.8%	12.8%
Operating income	16.5%	16.1%
Net income	6.7%	1.2%

Net revenues. Net revenues for the quarter ended September 30, 2003 increased $5.3 million, or 8.7%, to $66.6 million from $61.3 million for the quarter ended September 30, 2002. This increase was primarily attributable to higher commercial laundry revenue of $5.1 million and service parts revenue of $0.2 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $4.4 million and higher international revenue of $0.6 million. Revenue for North America was higher to coin-operated laundry customers. Revenue from international customers was higher in Asia and Africa.

Gross profit. Gross profit for the quarter ended September 30, 2003 increased $1.8 million, or 10.2%, to $19.5 million from $17.7 million for the quarter ended September 30, 2002. This increase was primarily attributable to margins associated with the higher sales volume, lower depreciation expense and a recent price increase, which were partially offset by unfavorable exchange rates related to foreign purchases and higher utility costs. Gross profit as a percentage of net revenues increased to 29.3% for the quarter ended September 30, 2003 from 28.9% for the quarter ended September 30, 2002.

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased $0.6 million, or 8.5%, to $8.5 million from $7.9 million for the quarter ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher sales and marketing expenses of $0.5 million and higher pension costs of $0.4 million. Selling, general and administrative expenses as a percentage of net revenues remained at 12.8% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2003 increased $1.1 million, or 11.6%, to $11.0 million from $9.9 million for the quarter ended September 30, 2002. Operating income as a percentage of net revenues increased to 16.5% for the quarter ended September 30, 2003 from 16.1% for the quarter ended September 30, 2002.

Interest expense. Interest expense for the quarter ended September 30, 2003 decreased $0.6 million, or 7.7%, to $6.5 million from $7.1 million for the quarter ended September 30, 2002. Interest expense in 2003 includes a favorable non-cash adjustment of $0.2 million to reflect changes in the fair values of an interest rate swap agreement which was entered into in the fourth quarter of 2002.

Loss from early extinguishment of debt. Loss from early extinguishment of debt for the quarter ended September 30, 2002 was $2.0 million. The Company entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

Net income. As a result of the foregoing, net income for the quarter ended September 30, 2003 increased $3.8 million to net income of $4.5 million as compared to a net income of $0.7 million for the quarter ended September 30, 2002. Net income as a percentage of net revenues increased to 6.7% for the quarter ended September 30, 2003 from 1.2% for the quarter ended September 30, 2002.

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(Dollars in millions)
Net revenues:
Commercial laundry	$170.8	$162.1
Service parts	28.1	27.1

	$198.9	$189.2

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net revenues	100.0%	100.0%
Cost of sales	71.1%	71.0%
Gross profit	28.9%	29.0%
Selling, general and administrative expense	12.5%	11.9%
Operating income	16.4%	17.1%
Net income	4.9%	5.1%

Net revenues. Net revenues for the nine months ended September 30, 2003 increased $9.7 million, or 5.1%, to $198.9 million from $189.2 million for the nine months ended September 30, 2002. This increase was primarily attributable to higher commercial laundry revenue of $8.7 million and higher service parts revenue of $1.0 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $7.3 million and higher international revenue of $1.8 million, partially offset by lower earnings from the Company’s equipment financing program of $0.4 million. The increase in North American equipment revenues was primarily due to higher revenues from coin-operated laundry and multi-housing laundry customers. Revenue from international customers was higher in Europe and Asia.

Gross profit. Gross profit for the nine months ended September 30, 2003 increased $2.6 million, or 4.7%, to $57.4 million from $54.8 million for the nine months ended September 30, 2002. This increase was primarily attributable to margins associated with the higher sales volume, lower depreciation expense and a recent price increase, which were partially offset by unfavorable exchange rates related to foreign purchases, unfavorable product mix related to sales to drycleaning customers, lower earnings from the Company’s off-balance sheet equipment financing program and higher medical costs. Gross profit as a percentage of net revenues decreased to 28.9% for the nine months ended September 30, 2003 from 29.0% for the nine months ended September 30, 2002.

Selling, general and administrative expense. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $2.3 million, or 10.3%, to $24.9 million from $22.6 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $1.1 million, higher sales and marketing expenses of $0.9 million and higher costs related to the Company’s information systems of $0.3 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.5% for the nine months ended September 30, 2003 from 11.9% for the nine months ended September 30, 2002.

Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2003 increased $0.3 million, or 0.8%, to $32.5 million from $32.2 million for the nine months ended September 30, 2002. Operating income as a percentage of net revenues decreased to 16.4% for the nine months ended September 30, 2003 from 17.1% for the nine months ended September 30, 2002.

Interest expense. Interest expense for the nine months ended September 30, 2003 increased $1.9 million, or 9.7%, to $21.9 million from $20.0 million for the nine months ended September 30, 2002. Interest expense in 2003 included an unfavorable non-cash adjustment of $1.6 million to reflect changes in the fair values of an interest rate swap agreement.

Loss from early extinguishment of debt. Loss from early extinguishment of debt for the nine months ended September 30, 2002 was $2.0 million. The Company entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

Abandoned Canadian public offering costs. In the second quarter of 2002 the Company wrote-off costs incurred while pursuing an initial public offering through a Canadian Income Trust. Due to market conditions, management determined that such a public offering would not be advantageous to the Company at that time. There were no similar costs in 2003.

Other income (expense), net. Other expense for the nine months ended September 30, 2003 was $0.8 million. The 2003 costs were associated with the settlement of a lawsuit against a former subsidiary of the Company in Argentina.

Net income. As a result of the foregoing, net income for the nine months ended September 30, 2003 remained unchanged at $9.7 million as compared to the nine months ended September 30, 2002. Net income as a percentage of net revenues decreased to 4.9% for the nine months ended September 30, 2003 from 5.1% for the nine months ended September 30, 2002.

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

The new Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facilities. The maximum rates of consolidated debt to EBITDA under the new Senior Credit Facility is scheduled to be reduced from 6.0 at September 30, 2003 to 5.5 at December 31, 2003. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new credit facilities.

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

As of September 30, 2003, the Company has $300.2 million of combined indebtedness outstanding, consisting of outstanding debt of $166.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and $23.1 million of junior subordinated notes, $0.6 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.5 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At September 30, 2003 there were no borrowings under the Company’s Revolving Credit Facility. Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $25.0 million at September 30, 2003. As a result, at September 30, 2003 the Company had $20.0 million of its $45.0 million Revolving Credit Facility available subject to certain limitations under the new Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, the Company could have borrowed $20.0 million at September 30, 2003 in additional indebtedness under the Revolving Credit Facility.

The new Term Loan Facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(Dollars in millions)
2003	$2.3
2004	$11.5
2005	$13.8
2006	$18.4
2007	$120.0

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

Historical

Cash generated from operations for the nine months ended September 30, 2003 of $18.5 million was principally derived from operations (net income adjusted for depreciation, amortization, non-cash interest) which was partially offset by a higher level of accounts receivable and inventories and lower accounts payable. The working capital investment in accounts receivable at September 30, 2003 of $7.7 million increased $1.9 million as compared to the balance of $5.8 million at December 31, 2002, which was primarily attributable to the month end timing related to selling accounts receivable through Alliance Laundry Receivable Warehouse (“ALRW”), a special-purpose single member limited liability company. Inventories at September 30, 2003 of $27.8 million increased $2.1 million as compared to the balance of $25.7 million at December 31, 2002. Accounts payable at September 30, 2003 of $10.8 million decreased $3.0 million as compared to the balance of $13.8 million at December 31, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2003 of $18.5 million decreased by $1.8 million as compared to the nine months ended September 30, 2002. This decrease was primarily due to lower net income adjusted for non-cash charges of $2.2 million, which was partially offset by lower net cash used in changes in assets and liabilities of $0.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The lower net cash impact from changes in assets and liabilities for the nine months ended September 30, 2003 of $0.4 million was largely due to a $3.0 million decrease in notes receivable held by the Company for the nine months ended September 30, 2003 as compared to an increase of $1.8 million for the same period in 2002. Offsetting the above, the Company increased inventory stocking levels by $2.2 million in 2003, whereas inventory reduction programs in 2002 resulted in a decreased inventory investment of $2.3 million.

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 30, 2003 and September 30, 2002 were $3.1 million and $1.8 million, respectively. Capital spending in both 2003 and 2002 were principally oriented toward product enhancements and manufacturing process improvements.

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

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of FIN 46 are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than December 31, 2003. The Company does not expect the implementation of FIN 46 to have an effect on its consolidated financial statements as qualifying special-purpose securitization entities are excluded from the consolidation requirements of this Interpretation.

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments modified or entered into after June 30, 2003. Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003. The Company adopted SFAS No. 149 effective July 1, 2003. The adoption did not have any impact on the consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for the Company beginning January 1, 2004. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company’s products abroad; market acceptance of new and enhanced versions of the Company’s products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company’s reports, including but not limited to the Company’s Annual Report on Form 10-K (file no. 333-56857). The Company does not undertake any obligation to update any such forward looking statements unless required by law.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 3 to Item 1 in Part I.

Item 2.	Changes in Securities. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

On September 12, 2003, Raytheon Company completed the sale of all of its debt and equity interests in the Company to a group of investors consisting of TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund III, L.P., TCW SHOP III Subsidiary Investment, Inc. and TCW SHOP IV Subsidiary Investment, Inc. (together, the “TCW Funds”) and Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P., Sankaty Credit Opportunities, L.P. and Sankaty Alliance Corp (together, the “Sankaty Funds”). The debt consists of the Junior Subordinated Note and the equity interests consist of the Company’s Preferred Units, and Raytheon’s Class A and Class L Common Units. As a result of this transaction, the Raytheon Junior Subordinated Note was cancelled and new Junior Subordinated Notes were issued under the same terms and conditions as for Raytheon. Raytheon had formerly been the parent of the Company prior to a recapitalization and merger transaction on May 5, 1998. The Sankaty Funds are an affiliate of Bain/RCL, L.L.C. which, before the sale, owned 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Company.

On July 23, 2003 the Company amended its Employment Agreement with Thomas F. L’Esperance, President and Chief Executive Officer. Terms and conditions of this Employment Agreement are included within the Exhibits hereto.

On August 1, 2003, the Company amended and restated its Limited Liability Agreement to issue Class M Units and to issue incremental Class B Units, which in turn have been issued to certain members of management (each an “Executive”). The Class M Units have higher priority in any distributions as compared to the Company’s Class A, Class B and Class C Units. These units were issued in return for the Executive’s present service to the Company and as an incentive for the Executive to continue to provide future services to the Company. These units are subject to certain terms and conditions which include vesting provisions and repurchase provisions if the Executive is no longer employed by the Company.

The Class M and incremental Class B Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests. The Company has not recognized any compensation expense related to these units. At any such time that these units would be considered to have intrinsic value, the Company would record an appropriate level of compensation expense.

Item 6.     Exhibits and Reports on Form 8-K.

(a) List of Exhibits.

Exhibit		Description

10.1		Amendment No. 1 to Alliance Laundry Systems LLC Employment Agreement, dated as of July 23, 2003 by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.

10.2		Amendment No. 1 to Alliance Laundry Holdings LLC Securityholders Agreement and Registration Rights Agreement, dated as of July 23, 2003.

10.3		Amendment No. 1 to Amended and Restated Limited Liability Company Agreement by Alliance Laundry Holdings LLC, dated as of July 23, 2003.

10.4		Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of July 23, 2003

10.5		Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Thomas F. L’Esperance.

10.6		Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and William J. Przybysz.

10.7		Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and R. Scott Gaster.

10.8		Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Jeffrey J. Brothers.

10.9		Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Bruce P. Rounds.

10.10		Amendment No. 2 to Amended and Restated Limited Liability Company Agreement by Alliance Laundry Holdings LLC, dated as of September 12, 2003.

10.11		Amendment No. 2 to Securityholders Agreement and Registration Rights Agreement by and among Alliance Laundry Holdings LLC and Bain/RCL, L.L.C., dated as of September 12, 2003.

31	(a)	Certification of Chief Executive Officer

31	(b)	Certification of Chief Financial Officer

(b) Reports on Form 8-K.

On August 7, 2003, Alliance Laundry Holdings LLC (the “Company”) issued a press release announcing its earnings for the second quarter ended June 30, 2003.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 12th day of November 2003.

Signature	Title	Date

/S/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-12-03

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-12-03

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 12th day of November 2003.

Signature	Title	Date

/S/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-12-03

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-12-03

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 12th day of November 2003.

Signature	Title	Date

/S/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	11-12-03

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-12-03