Form 10-K
period 2003-12-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2004-03-08
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K*

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 333-56857

                                                             333-56857-01

                                                             333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY HOLDINGS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE	39-1927923 39-1928505 52-2055893
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990

RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

*	This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Systems LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2003

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This Annual Report includes “forward-looking statements” which appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, including trends affecting the business, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

PART I.

ITEM 1.	BUSINESS

General

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Company”, “Alliance”, “we,” “our” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Throughout this annual report the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry equipment industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes drycleaners and continuous process laundries.

We are a company whose roots date back to 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen® brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. In 1956, we were purchased by McGraw Electric Company. Manufacturing and marketing of coin-operated laundry equipment began in 1957. The line was further expanded in 1978 with the addition of Huebsch® commercial tumbler dryers. In 1979, we were purchased by Raytheon Company (“Raytheon”). During the next 19 years, Raytheon expanded the capabilities of the commercial laundry business by purchasing the UniMac® product lines and established the business as a leader in the commercial laundry equipment industry. Following an initiative by Raytheon to divest itself of its commercial laundry business, on May 5, 1998 Bain/RCL, L.L.C. (“Bain LLC”), an investment group led by BRS/RCL Investment Corp. (the “BRS Investors”), and members of the Company’s management (the “Management Investors”) acquired 93% common equity interest in the Company with Raytheon continuing to own 7% of the common interests (the “Recapitalization”). In late 2003, Raytheon sold all of its debt and equity interests (see Note 14 to the Financial Statements – Related Party Transactions). We have continued to expand our commercial laundry business by purchasing the Ajax® product lines in 2000.

Alliance Laundry Corporation (“ ALC”) is a wholly owned subsidiary of Alliance that was incorporated for the sole purpose of serving as a co-issuer of the Series B 9 5/8% Senior Subordinated

Notes (the “Notes”) in order to facilitate the Notes offering. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

We are the leading designer, manufacturer and marketer in North America of stand-alone commercial laundry equipment used in laundromats, multi-housing laundries and on premise laundries. Under the well-known brand names of Speed Queen®, UniMac® and Huebsch®, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. We believe we are the market share leader in the North American stand-alone commercial laundry equipment industry with a market share of approximately 39% in 2003.

We attribute our industry leading position to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; and (iv) our investment in new product development and manufacturing capabilities. As a result of our market leadership, we believe the installed base of Company branded equipment is the largest in the industry, thereby generating significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment, we also offer presses and finishing equipment used in the drycleaning segment under the Ajax® name. Internationally, we generated revenue of $34.0 million, $29.2 million and $32.5 million in 2003, 2002 and 2001, respectively. In addition, pursuant to an agreement which concluded September 17, 1999, we supplied consumer washing machines to Amana Company, L.P. (“Amana”) for sale at retail. For 2003, 2002 and 2001 we generated net revenues of $267.6 million, $255.2 million and $254.0 million and EBITDA (as defined in Item 6 – Selected Financial Data) of $53.1 million, $40.5 million and $50.6 million, respectively.

We believe we have developed the most extensive distribution networks to each of the three distinct customer groups within the North American stand-alone commercial laundry equipment industry: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. We estimate that in over 80% of the North American market our laundromat and on-premise laundry distributors are either the number one or number two distributor for their respective selling regions. In addition, our in-house sales force has developed superior relationships with leading route operators that own, install and maintain commercial laundry equipment in multi-housing laundries, a critical factor in enabling us to grow our market share. Internationally, we sell laundry equipment through distributors and to retailers.

With an investment of over $29.8 million since 1999, we have completed the development of many new products, the redesign of existing products and the modernization of our manufacturing facilities in Wisconsin and Florida. We believe our considerable investment in our product line and manufacturing capabilities has strengthened and will continue to enhance our market leadership position.

Company Strengths

Market Leader with Significant Installed Base. We believe we lead in North American sales to the stand-alone commercial laundry equipment industry, with approximately 39% market share overall in 2003. As a result of our leading market position we have achieved superior brand recognition and extensive distribution capabilities. Our market position has also allowed us to establish what we believe is the largest installed base in our industry, which generates a significant level of recurring sales of replacement equipment and service parts and provides a platform for revenue growth.

Extensive and Loyal Distribution Networks. We believe we have developed the industry’s most extensive North American distribution network. We estimate that our distributors are either the number one or number two distributor for their respective selling regions in over 80% of the North American market. Most of our distributors have been customers for over ten years. In addition, through our in-house sales force we have developed excellent relationships with industry-leading route operators, who are direct customers of the Company. We believe our strong relationships with our customers are based, in part, on the quality, breadth and performance of our products and on our comprehensive value-added services.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all commercial customer groups), thereby providing customers with a single source solution for all their stand-alone commercial laundry equipment needs. Our development team of more than 80 engineers and technical personnel, along with our marketing and sales personnel, work together with our major customers to redesign and enhance our products to better meet customer needs. For example, new products such as our NetMaster™ system emphasize efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In addition, our Wash Alert™ system allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm room.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen®, UniMac®, Huebsch®, and Ajax®. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results and the substantial market share growth achieved since 1993.

Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L’Esperance, we believe we have assembled a strong and experienced management team. Our seven executive officers average over 16 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) ongoing refinements to our product offerings; (ii) the development of strategic alliances with key customers; (iii) the implementation of manufacturing cost reduction and quality improvement programs; and (iv) the acquisitions and successful integration of the commercial washer-extractor business of the UniMac Company (“UniMac”) and the press and finishing equipment business of American Laundry Machinery Inc. (“Ajax”). In addition, management owns approximately 22% of the Company’s common units on a diluted basis.

Business Strategy

We strive to continue our strong financial performance and selectively pursue growth opportunities by offering a full line of the most reliable and functional stand-alone commercial laundry equipment and pressing and finishing equipment, along with comprehensive value-added services. The key elements of our strategy are as follows:

Offer Full Line of Superior Products and Services. We seek to satisfy all of a customer’s stand-alone commercial laundry equipment and pressing and finishing equipment needs with our full line of products and services. We seek to exceed other manufacturers capabilities within the commercial laundry equipment industry by introducing new products, features and value-added services tailored to meet evolving customer requirements. In 1999, for example, we introduced a new line of small-chassis frontload washers, offering multi-housing laundries increased water and energy efficiency. In addition, in late 2000, we introduced our NetMasterTM system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation. As a value added service to our customers, in 2001 we implemented automated PC web based business processes and electronic delivery of marketing and technical service communications. The development and ongoing support of our Internet sites as well as password-protected distributor sites are internally managed to enable quick response times and flexibility. Electronic customer response services, frequently asked technical questions, international sites for distributors, online parts and equipment order status, online sales training, online sales incentive status, and the addition of searchable marketing and technical communications have been added to our web sites since 2001.

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships and supply agreements with key customers. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotion activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers, other than a new account that was added in 2003, have been our customers for at least ten years. For example, we currently sell our products to Coinmach Corporation (“Coinmach”), our largest customer, under a multi-year supply agreement. Coinmach, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continuous Improvement in Manufacturing Operations. We seek to continuously enhance our product quality and to reduce costs through refinements in our manufacturing processes. We continue to achieve such improvements, and intend to continue to do so, through collaboration among key customers, suppliers and our engineering and marketing personnel. Since 1996, we have progressively reduced manufacturing costs through improvements in raw material usage and labor efficiency, among other factors. In 2000 and 2001, we completed the consolidation from four manufacturing facilities to two remaining locations; Ripon, Wisconsin and Marianna, Florida. This consolidation yielded benefits in manufacturing efficiencies, overhead reduction and asset management. In 2000, we partnered with FLOW VISION LLC to implement the Toyota Production System on our product lines. Since 2000, the Ripon manufacturing facility has implemented this production system on 80% of its products while the Marianna manufacturing facility has completed implementation on 40% of its products. Throughout our facilities, we have gained benefits in labor efficiency, quality improvements and inventory reductions from the utilization of this new production system.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $472.0 million in 2003, of which our equipment revenue represented approximately $181.5 million. We believe that North American sales of stand-alone commercial laundry equipment have grown at a compound annual rate of approximately 1.2% since 1993. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. It is our belief that industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices.

Manufacturers of stand-alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; and (iv) supply of value-added services such as rapid spare parts delivery, equipment financing and computer aided assistance in the design of commercial laundries.

Outside of the stand-alone commercial laundry equipment market, we do not participate in manufacturing or selling commercial custom engineered, continuous process laundry systems. Until our March 6, 2000 acquisition of the Ajax® press and finishing equipment line, we offered only shirt laundering, wetcleaning and drying equipment to the commercial drycleaning equipment market. The drycleaning and continuous process laundry system segments are distinct from the stand-alone commercial laundry equipment segment, employing different technologies and serving different customer groups.

Customer Categories. Each of the stand-alone commercial laundry equipment industry’s three primary customer groups, laundromat operators, multi-housing laundry operators and on-premise laundry operators, is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and sophistication. For example, equipment purchased by multi-housing route operators is most similar to consumer machines sold at retail, while equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity and provides superior cleaning and drying capabilities.

Laundromats. Our estimate is that laundromats accounted for approximately 54% of North American stand-alone commercial laundry equipment sales in 2003. These approximately 35,000 facilities typically provide walk-in, self-service washing and drying. Laundromats primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors. Laundromat owners typically rely on distributors to provide equipment, technical and repair support and broader business services. For example, distributors may host seminars for potential laundry proprietors related to laundromat investment opportunities. Independent proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets can differentiate manufacturers in serving this customer group.

In addition to distributor relationships, we believe laundromat owners choose among different manufacturers’ products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 25% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association (“CLA”)); and (iv) the efficient use of physical space in the store (approximately 25% of annual gross revenue of laundromats is expended for rent according to the CLA’s “2003 Coin Laundry Industry Survey”).

Multi-housing Laundries. We believe that multi-housing laundries accounted for approximately 27% of North American stand-alone commercial laundry equipment sales in 2003. These laundries include both common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers similar in appearance to those sold at retail to the consumer market but offering a variety of enhanced durability and performance features. For example, topload washers sold to multi-housing laundries typically last up to 12,000 cycles, approximately twice as long as the expected life of a consumer machine.

Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contract with building management. Route operators pay rent (which may include a portion of the laundry’s revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as ours and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

We believe reliability and durability are key criteria for route operators in selecting equipment, as they seek to minimize the cost of repairs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Given their investments in spare parts inventories and in technician training, route operators are reluctant to change equipment suppliers. Therefore, we believe a large installed base gives a commercial laundry equipment manufacturer a competitive advantage.

On-premise Laundries. We believe that on-premise laundries accounted for approximately 19% of North American stand-alone commercial laundry equipment sales in 2003. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

Most products sold to on-premise laundries are washer-extractors and tumbler dryers, primarily in larger capacities up to 250 pounds. These machines process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e., reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We estimate that in a typical hotel on-premise laundry, up to 50% of the cost of operations is labor.

On-premise laundries typically purchase equipment through a distributor who provides a range of selling and repair services on behalf of manufacturers. As with laundromats, we believe a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important in an on-premise laundry operator’s selection of an equipment supplier.

Drycleaning. We estimate that North American drycleaning equipment sales were approximately $210.0 million in 2003. The approximately 34,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households. This service includes stain removal, pressing, finishing and packaging. In addition, many commercial drycleaners provide laundry services for water-washable garments, rug cleaning services, and minor alteration and repair services.

Drycleaners primarily purchase drycleaning machines, presses and finishing equipment, washer-extractors, tumblers and small-chassis topload washers and dryers. Drycleaners primarily include independently operated neighborhood cleaners, franchises and specialty cleaners. Drycleaners typically rely on distributors and chemical supply companies to provide equipment, detergents, stain removers, technical support and broader business services. For example, distributors and chemical suppliers provide training seminars on the proper use of equipment and chemicals for cleaning, stain removal and garment finishing.

As with laundromats and on-premise laundries, drycleaners typically purchase equipment through distributors who can provide service parts, repair service and technical support. Drycleaners select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability; (ii) load capacity and cycle time; (iii) ease of use and (iv) solvent and energy efficiency.

Trends and Characteristics

Growth Drivers. It is our belief that population expansion in North America has and will continue to drive steady demand for garment and textile laundering by all customer groups purchasing commercial laundry equipment. We believe population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1993 and is projected to grow at approximately 0.8% per year on average over the next ten years.

In addition, customers are increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, which we believe provides such customers with a competitive advantage. Moreover, customers are moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating cost containment.

Limited Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. We believe industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices. Under all economic conditions, owners of commercial laundries typically delay equipment replacement until such equipment can no longer be economically repaired or until competition forces the owner to upgrade such equipment to provide improved appearance or functionality. The economic life of such equipment and thus timing of replacement of such equipment are also generally unaffected by economic conditions. The economic life of stand-alone commercial laundry equipment is generally 7-14 years.

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets, especially in developing countries where laundry needs are far less sophisticated than in North America.

Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry (cycle time) has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods of reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin rate. Our product enhancements in 2000 increased the top load washer’s spin speed to the fastest in the commercial laundry equipment industry with its 710 rpm spin speed. The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For coin store owners the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased cycles per day.

Products

Overview. We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products, under the Speed Queen®, Huebsch®, and UniMac® brands throughout North America and in over ninety foreign countries. Additionally, we offer laundry and drycleaning presses and shirt finishing equipment under the Ajax® brand. Our products range from small washers and dryers primarily for use in laundromats and multi-housing laundry rooms to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. Internationally, we also sell laundry equipment under private label brands.

In 2003, we completed the successful introduction of the Micro-electronic Display Control on our small chassis product and the tumbler dryers. The Micro-electronic Display Control offers an electronic interface between the Micro-electronic Display Control and card readers from various manufacturers offering enhanced features such as time of day and multi-level pricing. Emerging energy and water consumption standards are also met with the unique cycle programming of the control. The introduction of the Micro-electronic Display Control in conjunction with an upgraded electronic control on the washer-extractors gave the Huebsch® brand a full line of electronically controlled equipment for the first time, resulting in increased sales for this brand.

Washers. Washers represented approximately 46% of 2003 net revenues and include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 20 to 250 pounds of laundry per load. Washer-extractors extract water from laundry with spin speeds that produce over 300 G’s of centrifugal force, thereby reducing water retention and the time and energy costs for the drying cycle. Sold primarily under the Speed Queen®, UniMac®, and Huebsch® brands, these products represented approximately 25% of 2003 net revenues. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premise laundries. Washer-extractors are built to be extremely durable to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdown, which would represent increased cost for the user.

In 2001, we introduced a new 40 pound wash load washer-extractor. The new washer replaced our 35 pound wash load capacity unit thereby offering customers additional wash capacity and an extra large opening for easy loading and unloading of clothes.

In 2003, we introduced a new line of technologically advanced soft mount washer-extractors from 18 to 165 pound capacity. The new washer-extractor line features user friendly alpha numeric controls, efficient dimensions, and high energy and water efficiency.

In 2003, we also introduced a new 60 pound washload washer-extractor. The new washer-extractor replaced our 50 pound washload capacity unit, thereby offering customers additional wash capacity and an extra large opening for easy loading and unloading of clothes.

In 2003, we also launched a brand new micro processor control for the coin market offering individual cycle pricing, cycle modifier keys, time-of-day pricing, and new easier programming. These enhanced features are designed to be customer and environmentally friendly.

In 2003, we introduced a companion to our premium line products referred to as the value line. The value line products are one step below the premium featured line with an exceptional price point advantage. We now offer washer-extractors in the premium, value and economy market segments.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G’s. Sold primarily to multi housing laundries and laundromats under the Speed Queen® and Huebsch® brands, these products represented approximately 17% of our 2003 net revenues.

In late 2000, we introduced our NetMasterTM system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

In 2003, we introduced our Wash AlertTM system to universities. This system allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm room. Our software solution provides students with added convenience, while providing universities with accurate laundry room activity analysis through their own network system. Wash AlertTM is not only a time-saver for students; universities benefit from it as well. The system verifies the income from coin/card vending laundry equipment ensuring greater revenue accountability. The system’s remote diagnostic capability means faster response time from service providers.

In 2003, we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. The improved efficiency qualifies the Micro-electronic Display Control topload washer for Energy Star® and other federal and local energy efficiency programs.

Frontload Washers. In 1999, we introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load. Frontload washers are sold under the Speed Queen® and Huebsch® brands to laundromat and multi-housing customers. The frontload washer’s advanced design uses 28% less water compared to commercial topload washers. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. The frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) and can be purchased with a matching small-chassis dryer (single or stacked).

Our frontload washers display the government’s ENERGY STAR® mark. The ENERGY STAR® label was designed by the government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with its 18 pound wash load capacity, our frontload washer has a spin speed of over 1000 rpm, providing significant savings in the energy required to dry the wash loads.

In 2001, we introduced a new commercial stacked frontload washer and dryer which takes up half the floor space compared to a conventional washer and dryer. The pair saves on energy and water and received the government’s ENERGY STAR® mark. The new product is offered with push button, coin or card activation.

In 2003, we introduced a major upgrade to the frontload washer. This upgrade included a new drive system which incorporates an induction motor and a motor control with an integrated inverter. Also, the new drive system will deliver longer equipment life and is substantially more quiet to operate. This new system represents leading edge technology and provides a significant increase in energy efficiency.

Dryers. Dryers represented approximately 33% of our 2003 net revenues and include tumbler dryers, standard dryers and stacked dryers. We also sell a line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 22% of our 2003 net revenues. Tumblers are sold primarily to laundromats and on-premise laundries under all four of our Company’s brands. Our current tumbler dryer design, introduced in October 1997, has 33% to 50% fewer moving parts and requires 20% less drying time as compared to the previous design.

In 2003, we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible. In addition, we introduced the CARE™ fire suppression system option for 50, 75, 120, and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires driven by the cleaning of chemically saturated fabrics.

In the fall of 2002, we began supplying tumbler dryers to a large European OEM account allowing the account to curtail their production of similar sized products. In 2003, sales to this account exceeded $4.5 million.

Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen® and Huebsch® brands, standard dryers (including stacked dryers) represented approximately 11% of 2003 net revenues. Our dryer’s capacity, at 7.1 cubic feet, is among the largest in the industry.

Stacked Dryers and Stacked Frontload Washers and Dryers. To enable our multi-housing customers to conserve valuable floor space, we offer a stacked unit consisting of two 18 pound standard dryers and offer a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

Presses and Finishing Equipment. Such sales accounted for approximately 3% of our 2003 net revenues. Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax® brand. We offer a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

OEM Products. Such sales accounted for approximately 2% of our 2003 net revenues.

Service Parts. We benefit from the recurring sales of service parts to our large installed base. Such sales accounted for approximately 14% of our 2003 net revenues. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders.

Other Value-Added Services. We believe our customers attach significant importance to the value-added services we provide. We offer services that we believe are significant drivers of high customer satisfaction, such as equipment financing (which accounted for approximately 2% of our 2003 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training for distributors, technical support and service training material. In addition, we believe we offer an unmatched range of complementary customer services and support, including phone-in technical support and on-call installation and repair service through our highly trained distributors, and web sites which provide information on all Alliance products and services including downloadable product literature, installation guides and site lay-out tools. We believe our extensive service capabilities, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 100 distributors to laundromats; (ii) 100 distributors to on-premise laundries; (iii) 45 distributors to drycleaners; (iv) 80 route operators serving multi-housing laundries; and (v) 130 international distributors serving more than 90 countries.

Our top ten equipment customers accounted for approximately 35.8% of our 2003 net revenues. Coinmach, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were our largest customers, with Coinmach being the largest, accounting for 15.8% of our 2003 net revenues.

Sales and Marketing

Sales Force. Our sales force of 29 is structured to serve the needs of each customer group. In addition, through a marketing staff of approximately 51 professionals, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs. We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.1 million in 2003 and included a variety of forms, from print and electronic media to direct mail. In addition, our Company representatives attended over 34 trade shows in 2003 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Equipment Financing. Through our special-purpose financing subsidiaries we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include 2-9 year loans with an average principal amount of approximately $75,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this service provides us with an additional source of recurring income.

The financing program is structured to minimize risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged approximately 1% for the five year period ended December 31, 2003, and were less than 1% for the year ended December 31, 2003.

Research and Development

The Alliance engineering organization is staffed with over 80 engineers and technical support staff. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with the marketing and sales organization, collaborate with our major customers to redesign and enhance products to better meet customer needs. The cumulative research and development spending exceeded $31.7 million for the period 1999 through 2003. We have developed numerous proprietary innovations that are utilized in select products. Over the past four years, we have rolled out our MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen® brand as well as our CardMateTM Plus and NetMasterTM debit card cashless systems designed to replace coin operated equipment. We believe this array of new products allows us to continue to be an innovative leader in electronic controlled equipment. We believe improvements made to existing products and the introduction of new products have supported our market leadership position.

Competition

Within the North American stand-alone commercial laundry equipment industry, Alliance competes with several large competitors. We believe, however, that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, our principal competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years, however there can be no assurance that significant new competitors or existing competitors will not compete for the business of different customer groups in the future.

Within the drycleaning industry, we compete primarily with other pressing and finishing equipment and shirt laundering equipment manufacturers. With respect to pressing and finishing equipment, our principal competitors include Unipress Corporation and Forenta, L.P. With respect to shirt laundering equipment (primarily washer-extractors), our principal competitors include Wascomat and Pellerin Milnor Corporation.

Manufacturing

We own and operate two manufacturing facilities located in Wisconsin and Florida with an aggregate of more than 830,000 square feet. The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups. The Ripon plant presently produces our small-chassis topload washers, frontload washers and small-chassis dryers, and began producing our tumbler dryers, beginning in the spring of 2000. The Marianna plant produces our large-chassis washer-extractors, and began producing our presses and finishing equipment, beginning in the fall of 2000. Our manufacturing plants primarily engage in fabricating, machining, painting, assembly and finishing operations. We also operate three product distribution centers, all of which are owned. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components we believe there are readily available alternative sources from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from nine of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of the business in order to maintain our industry leading position. Both of our manufacturing facilities are ISO 9001 certified.

ITEM 2.	PROPERTIES

The following table provides certain information regarding significant facilities in which we operated as of December 31, 2003:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers and dryers, and tumbler dryers	572,900	Owned
Marianna, FL	Manufacture washer-extractors, presses and finishing equipment	259,200	Owned	[1]

	Subtotal	832,100
Regional Distribution Centers
Ripon, WI	Washers, dryers, tumbler dryers	147,500	Owned	[2]
Marianna, FL	Washer-extractors, presses and - finishing equipment	33,000	Owned	[1,3]
Ripon, WI	Service parts	60,800	Owned

	Subtotal	241,300
Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	43,100	Owned

	Subtotal	108,800

	Total	1,182,200

[1]	The Marianna buildings are owned, however, the land is leased from the city of Marianna.

[2]	This distribution facility was constructed in 2000 on property owned by Alliance.

[3]	This distribution facility was constructed in 2001.

We believe existing manufacturing facilities provide adequate production capacity to meet product demand.

ITEM 3.	LEGAL PROCEEDINGS

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on our business, financial condition and results of operations after giving effect to provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima (“ALSA”), a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for lost profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill his responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for lost profits in either Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos 1,408,900 (equivalent to $1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. We believed, inasmuch as ALSA was a foreign subsidiary, ALSA was responsible for its own debts and obligations. In our opinion based on the advice of counsel, under the terms of the award, any such payments would have been forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against us for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid.

Because of the risk this lawsuit presented, we commenced settlement negotiations with Mr. Lopez in the second quarter of 2003. On July 17, 2003 a Settlement, Release, Discharge and Indemnification Agreement was entered into by Mr. Lopez and the Company. While denying any liability whatsoever, we agreed to and paid Mr. Lopez US$736,440 on August 6, 2003 and agreed to deliver to Mr. Lopez in Brazil commercial laundry equipment, free of charge, up to a cost to us of US$60,000. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in our 2003 financial statements.

In April, 2002 Alliance was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified us and has agreed to pay and is paying for our representation in this matter. Plaintiff accused Alliance, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000 within the Defendants products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial the Court indicated it would enter an order rendering judgment for the Plaintiff that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The Court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The Court has withheld ruling upon the timelines of Imonex bringing its damage claims. The Court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against the Company with the remainder against the other Defendants) against all Defendants, to $490,295 ($267,645 against Allliance with the remainder against the other Defendants) and gave Plaintiff the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Plaintiff filed an election for a new trial on damages, and filed proposed language for the injunction. The Defendants filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the Court ruled it will not enhance any damages for willful infringement, while entering judgment for Plaintiff on the issues of infringement, and validity of the Plaintiffs’ patents. Plaintiff submitted expert reports at the new trial on damages which attempted to prove actual damages of $16,267,644 ($6,305,232 against Alliance with the remainder against other Defendants). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Plaintiff ($614,662 against Alliance with the remainder against the other Defendants) against all Defendants.

Final judgment on the August 18, 2003 jury verdict was rendered on February 9, 2004 against all Defendants. The final judgment included $614,662 against Alliance, plus prejudgment interest, yielding $771,728 against Alliance. In addition, the judgment awarded court costs to the Plaintiff, including attorney’s fees. On February 23, 2004 the Plaintiff submitted an application seeking, from all Defendants, a total of $669,107 in attorneys’ fees and $133,214 in court costs. The preliminary injunction of August 12, 2003 was made permanent. The Defendants have filed a post judgment motion seeking to have the judgment amended or set aside.

Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with generally accepted accounting principles, as a judgment has been rendered by the court, we have separately recorded an appropriate payable to Imonex related to the Alliance liability and a corresponding receivable balance from Münzprüfer within our December 31, 2003 financial statements.

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where Alliance or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect our operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, our products. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where Alliance or its predecessors have arranged for the disposal of hazardous substances.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, our Marianna, Florida and Ripon, Wisconsin manufacturing facilities. With respect to the Marianna facility, such work is being conducted by a former owner of the property and is being funded through an escrow account, the available balance of which we believe to be substantially greater than remaining remediation costs. With respect to the Ripon facility, such work will be conducted by us. We currently expect to incur costs of less than $100,000 through 2004 at the Ripon facility to complete remedial work. There can be no assurance, however, that additional remedial costs will not be incurred by us in the future with respect to the Ripon facility.

With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify Alliance for certain environmental liabilities. In the event the former owner fails to honor their respective obligations under these indemnifications, such liabilities could be borne directly by us.

Alliance also received an order in 1995 from the U.S. Environmental Protection Agency (“EPA”) requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. The EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated Alliance’s and Raytheon’s ownership of the Ripon facility. We believe that the EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5 million. The group proposed to settle their alleged claims against Alliance, and to protect Alliance from further liability at the site, for approximately $100,000. We declined the proposal because we believe that any liability related to the site is borne by the Ripon facility’s prior owner, and not by Alliance. We have met with the EPA to explain our defenses to enforcement of the administrative order. We received a General Notice of Potential Liability on March 21, 2001 regarding an additional five acre parcel at the site.

Alliance has been informed that Raytheon has settled this matter by paying $138,672 plus interest from October 31, 2001 in exchange for an Administrative Order from the EPA. It is our opinion that the Raytheon settlement and release in the Administrative Order resolves any liability of Raytheon’s former subsidiaries doing business in Ripon, Wisconsin, and hence, any liability that may have passed to Alliance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the Alliance Laundry Systems LLC’s common equity as of March 9, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000 and December 31, 1999. As a result of the Recapitalization, Alliance Laundry is now a wholly-owned subsidiary of Alliance Holdings. Because Alliance Holdings is a holding company with no operating activities and provides certain guarantees, the financial information presented herein represents consolidated financial information of Alliance Holdings, rather than consolidated financial information of Alliance Laundry. The summary historical consolidated financial data for the years presented were derived from our audited consolidated financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of Alliance included elsewhere in this Annual Report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Statements of income (loss) data:
Net revenues:
Commercial laundry(1)	$230,663	$219,653	$219,273	$230,448	$281,658
Service parts	36,944	35,524	34,743	34,993	32,716

	267,607	255,177	254,016	265,441	314,374
Cost of sales	188,979	179,047	188,982	197,558	239,482

Gross profit	78,628	76,130	65,034	67,883	74,892

Selling, general and administrative expenses	33,566	30,098	28,665	36,469	32,889
Securitization and other costs	—	10,920	—	402	3,707

Total operating expenses	33,566	41,018	28,665	36,871	36,596

Operating income	45,062	35,112	36,369	31,012	38,296
Interest expense	28,258	28,341	33,538	35,947	31,509
Loss from early extinguishment of debt	—	2,004	—	—	—
Abandoned Canadian public offering costs	—	3,409	—	—	—
Other income (expense), net	(830)	33	(67)	354	(1,706)

Income (loss) before taxes	15,974	1,391	2,764	(4,581)	5,081
Provision for income taxes	55	56	34	20	29
Net income (loss) before cumulative effect of accounting change	15,919	1,335	2,730	(4,601)	5,052
Cumulative effect of change in accounting principle	—	—	2,043	—	—

Net income (loss)(2)	$15,919	$1,335	$687	$(4,601)	$5,052

Cash flow data:
Net cash provided by operating activities	$30,393	$22,775	$21,338	$15,290	$11,662
Net cash used in investing activities	(3,590)	(2,563)	(4,964)	(19,557)	(10,208)
Net cash provided by (used in) financing activities	(26,205)	(18,532)	(15,806)	6,330	(3,265)
Other data:
EBITDA(3)	$53,101	$40,518	$50,608	$46,003	$50,997
Capital expenditures	3,600	2,652	5,152	7,445	10,947

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data (at end of period):
Total current assets	$60,996	$59,472	$56,493	$62,447	$75,004
Total current liabilities	42,977	45,406	33,945	40,764	38,218
Working capital(4)	18,019	14,066	22,548	21,683	36,786
Total assets	190,639	197,295	203,771	210,143	217,148
Long-term debt (including current portion)	292,199	314,577	323,564	336,605	322,048
Long-term obligations(5)	304,690	328,600	331,246	332,276	329,914
Reconciliation: EBITDA
Net income (loss)(2)	$15,919	$1,335	$687	$(4,601)	$5,052
Cumulative effect of change in accounting principle	—	—	2,043	—	—
Provision for income taxes	55	56	34	20	29

Income (loss) before income taxes	15,974	1,391	2,764	(4,581)	5,081
Adjustments:
Interest expense	28,258	28,341	33,538	35,947	31,509
Depreciation and amortization(6)	10,886	13,293	17,026	17,155	16,969
Non-cash interest expense included in amortization above	(2,017)	(2,507)	(2,720)	(2,518)	(2,562)

EBITDA(3)	$53,101	$40,518	$50,608	$46,003	$50,997

(1)	For 1999, this includes approximately $54.7 million in revenue from home laundry equipment sales to Amana.

(2)	Subsequent to the consummation of the Recapitalization, we are not a tax paying entity.

(3)	“EBITDA,” as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), cash interest expense and non-cash interest expense on the seller subordinated note. Interest accrued on the seller subordinated note is capitalized annually and will be repaid when the note becomes due. We believe that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because we have historically provided EBITDA to purchasers of our Notes, we believe that representing this non-GAAP financial measure provides consistency in our financial reporting. EBITDA, adjusted for certain non-cash items and as defined in our Senior Credit Facility, is also used to determine our compliance with key financial covenants under our Senior Credit Facility, which, among other things, impacts the amount of indebtedness we are permitted to incur. Our use of EBITDA, however, should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of our operating results and cash flows as a measure of our liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(4)	Working capital resources represents total current assets less total current liabilities.

(5)	Long-term obligations included long-term debt, current portion of long-term debt and our mandatorily redeemable preferred equity.

(6)	Amortization expense for 2001, 2000 and 1999 includes goodwill amortization of $2.0 million, $2.0 million and $1.5 million, respectively. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortization of the goodwill balance as of December 31, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, and Ajax®, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons and (iv) drycleaners.

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. With economic conditions having limited effect on the frequency of use, and therefore the useful life of laundry equipment, industry revenues have been relatively stable over time. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have experienced stable revenues even during economic slowdowns.

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2003, our net revenues from the sale of commercial laundry equipment were approximately $230.7 million, which comprised over 86% of our total net revenues. The other main component of our revenues is the sale of high margin service parts. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In 2003, our net revenues from the sale of service parts were approximately $36.9 million, almost 14% of our total net revenues.

We have grown our overall market share to approximately 39% in 2003 and achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us. In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

We sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entities. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.

Inventories. We value inventories at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Notes and Accounts Receivable. We value notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning.

Retained Interests in Securitized Notes Receivable. We value retained beneficial interests in notes receivable sold to our off-balance sheet special-purpose entities based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest. Note 4 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain valuation assumptions.

Employee Pensions. We sponsor a defined benefit pension plan covering the majority of our employees. Generally accepted accounting principles require us to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plan. Such assumptions include discount rate, expected rate of return on plan assets, compensation increases and employee turnover rates. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. For purposes of determining our pension expense for 2004, the discount rate and expected rate of return on plan assets have been reduced to 6.25% and 8.75%, respectively.

Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to members’ equity (deficit) when the fair market value of year-end pension assets are less that the accumulated benefit obligation. At year-end 2002, a charge of $8.0 million to members’ deficit was recorded in response to lower asset valuation and somewhat higher benefit obligations as of that date. At year-end 2003, members deficit was reduced by $4.4 million in response to asset returns for 2003 exceeding the plan’s assumed rates of return.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

The following table provides our historical net revenues for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
	(dollars in millions)
Commercial laundry	$230.7	$219.7	$219.3
Service parts	36.9	35.5	34.7

	$267.6	$255.2	$254.0

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of sales	70.6%	70.2%	74.4%
Gross profit	29.4%	29.8%	25.6%
Selling, general and administrative expense	12.6%	11.7%	11.3%
Securitization and other costs	0.0%	4.3%	0.0%
Operating income	16.8%	13.8%	14.3%
Net income before cumulative effect of accounting change	5.9%	0.5%	1.1%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues. Net revenues for the year ended December 31, 2003 increased $12.4 million, or 4.9%, to $267.6 million from $255.2 million for the year ended December 31, 2002. This increase was primarily attributable to higher commercial laundry revenue of $11.0 million and higher service parts revenue of $1.4 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $7.1 million, and international revenue of $4.7 million, which was partly offset by lower earnings from our off-balance sheet equipment financing program of $0.8 million. The increase in North American equipment revenue was primarily due to higher revenue from laundromats, and multi-housing laundries partially offset by lower revenue from drycleaners and on-premise laundries. Revenue from international customers was higher in Europe and Asia.

Gross Profit. Gross profit for the year ended December 31, 2003 increased $2.5 million, or 3.3%, to $78.6 million from $76.1 million for the year ended December 31, 2002. This increase was primarily attributable to margins associated with the higher sales volume, a price increase and lower depreciation expense, which were partially offset by unfavorable exchange rates related to foreign purchases, unfavorable product mix related to sales to drycleaning customers and lower earnings from our off-balance sheet equipment financing program. Gross profit as a percentage of net revenues decreased to 29.4% for the year ended December 31, 2003 from 29.8% for the year ended December 31, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2003 increased $3.5 million, or 11.5%, to $33.6 million from $30.1 million for the year ended December 31, 2002. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $1.5 million, and higher sales and marketing expenses of $1.2 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.6% for the year ended December 31, 2003 from 11.7% for the year ended December 31, 2002.

Securitization and Other Costs. Securitization and other costs for the year ended December 31, 2002 were $10.9 million. The 2002 costs were due to transaction fees associated with a new asset backed facility. Securitization and other costs as a percentage of net revenues were 4.3% for the year ended December 31, 2002.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2003 increased $10.0 million, or 28.3%, to $45.1 million from $35.1 million for the year ended December 31, 2002. Operating income as a percentage of net revenues increased to 16.8% for the year ended December 31, 2003 from 13.8% for the year ended December 31, 2002.

Interest Expense. Interest expense for the year ended December 31, 2003 of $28.3 million was unchanged as compared to interest expense for the year ended December 31, 2002. Lower cash interest expense resulting from a reduction in total debt outstanding was offset by higher cash interest expense related to the Junior Subordinated Note. Interest expense in 2003 includes an unfavorable non-cash adjustment of $1.4 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2002 includes an unfavorable non-cash adjustment of $1.8 million to reflect changes in the fair values of a similar interest rate swap agreement.

Other Income (Expense), Net. Other expense for the year ended December 31, 2003 was $0.8 million as compared to other income of less than $0.1 million for the year ended December 31, 2002. The 2003 other expense is comprised of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina and losses on the sale of fixed assets. The 2002 other income is comprised entirely of gains on the sale of fixed assets.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2003 increased $14.6 million to $15.9 million as compared to $1.3 million for the year ended December 31, 2002. Net income as a percentage of net revenues increased to 5.9% for the year ended December 31, 2003 from 0.5% for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues. Net revenues for the year ended December 31, 2002 increased $1.2 million, or 0.5%, to $255.2 million from $254.0 million for the year ended December 31, 2001. This increase was primarily attributable to higher commercial laundry revenue of $0.4 million and higher service parts revenue of $0.8 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $3.0 million, and higher earnings from our off-balance sheet equipment financing program of $0.6 million, which was partly offset by lower international revenue of $3.2 million. The increase in North American equipment revenue was primarily due to price increases of approximately $3.5 million and higher revenue from multi-housing laundries, and laundromats, partially offset by lower revenue from on-premise laundries. Revenue from international customers was lower due to the discontinuance of sales to a foreign customer under a private label contract and higher sales to the Mexican government in 2001 under a one-time contract.

Gross Profit. Gross profit for the year ended December 31, 2002 increased $11.1 million, or 17.1%, to $76.1 million from $65.0 million for the year ended December 31, 2001. This increase was primarily attributable to the price increase and favorable manufacturing efficiencies, $1.5 million of lower depreciation expense, and $2.0 million of favorable impact in 2001 resulting from a change in accounting principle whereby goodwill is no longer amortized. (see Note 2 to the Financial Statements – Significant Accounting Policies). Gross profit as a percentage of net revenues increased to 29.8% for the year ended December 31, 2002 from 25.6% for the year ended December 31, 2001.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2002 increased $1.4 million, or 5.0%, to $30.1 million from $28.7 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $1.4 million, higher independent development expenses of $0.9 million, higher compensation expenses of $0.9 million, and higher sales and marketing expenses of

$0.3 million, partially offset by lower expenses related primarily to the relocation of Cincinnati, Ohio production lines to Marianna, Florida of $0.9 million and a lower loss on sales of qualified accounts receivable of $0.8 million. Selling, general and administrative expenses as a percentage of net revenues increased to 11.7% for the year ended December 31, 2002 from 11.3% for the year ended December 31, 2001.

Securitization and Other Costs. Securitization and other costs for the year ended December 31, 2002 were $10.9 million. The 2002 costs were due to transaction fees associated with a new asset backed facility. Securitization and other costs as a percentage of net revenues were 4.3% for the year ended December 31, 2002.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2002 decreased $1.3 million, or 3.5%, to $35.1 million from $36.4 million for the year ended December 31, 2001. Operating income as a percentage of net revenues decreased to 13.8% for the year ended December 31, 2002 from 14.3% for the year ended December 31, 2001.

Interest Expense. Interest expense for the year ended December 31, 2002 decreased $5.2 million, or 15.5%, to $28.3 million from $33.5 million for the year ended December 31, 2001. Interest expense in 2002 includes an unfavorable non-cash adjustment of $1.8 million related to interest rate swap agreements entered into in 2002. Interest expense in 2001 included an unfavorable non-cash adjustment of $0.9 million related to these agreements. Interest expense was also lower in 2002 as a result of lower interest rates and a reduction in total debt outstanding of $22.0 million, or 6.5% since December of 2000.

Loss from Early Extinguishment of Debt. Loss from early extinguishment of debt for the year ended December 31, 2002 was $2.0 million. We entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, we recorded a loss on early extinguishment of debt of $2.0 million at that time, to write-off unamortized debt issuance costs related to our prior term loan and revolving credit facilities.

Abandoned Canadian Public Offering. Abandoned Canadian public offering expense for the year ended December 31, 2002 was $3.4 million of costs incurred while pursuing an initial public offering through a Canadian Income Trust. Due to market conditions, we determined that such a public offering was not advantageous to Alliance at that time.

Other Income (Expense), Net. Other income for the year ended December 31, 2002 was less than $0.1 million as compared to other expense of $0.1 million for the year ended December 31, 2001. The 2002 other income is comprised entirely of gains on the sale of fixed assets. The 2001 other expense is comprised entirely of losses on the sale of fixed assets.

Net Income Before Cumulative Effect of Accounting Change. As a result of the foregoing, net income before cumulative effect of accounting change for the year ended December 31, 2002 decreased $1.4 million to a net income before cumulative effect of accounting change of $1.3 million as compared to $2.7 million for the year ended December 31, 2001. Net income before cumulative effect of accounting change as a percentage of net revenues decreased to 0.5% for the year ended December 31, 2002 from 1.1% for the year ended December 31, 2001.

Cumulative Effect of Accounting Change. Effective April 1, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” In accordance with the impairment provisions of EITF 99-20, upon adoption we recognized a $2.0 million non-cash write-down of our retained interests in our securitization transactions.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2002 increased $0.6 million to $1.3 million as compared to $0.7 million for the year ended December 31, 2001. Net income as a percentage of net revenues increased to 0.5% for the year ended December 31, 2002 from 0.3% for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On August 2, 2002 we amended and restated our May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated $238.0 million credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 5, 2007.

The Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facility. The Senior Credit Facility allows a maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility) at December 31, 2003 of 5.50. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new Senior Credit Facility.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

On November 26, 2002, a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), formed by a special-purpose bankruptcy remote subsidiary of ours entered into a three year $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first three years of the new Asset Backed Facility, we are permitted, from time to time, to sell our trade receivables and certain equipment loans to the special purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the new Asset Backed Facility. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria standard for transactions of this type. After three years from the closing date, which is December 2, 2005, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to our benefit. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Our principal sources of liquidity are cash flows generated from operations and borrowings under our $45.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2004 will not exceed $7.4 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. As of December 31, 2003, we had $292.2 million of indebtedness outstanding.

Our Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. We have continued to be in compliance with these covenants as of December 31, 2003, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $157.0 million as of December 31, 2003) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing our $110.0 million of Senior Subordinated Notes, under our Asset Backed Facility and under our ALERT 2000 securitization arrangement.

At December 31, 2003 we had outstanding debt of $157.0 million under the Term Loan Facility, $110.0 million of Senior Subordinated Notes, $24.2 million of junior subordinated notes (the “Junior Subordinated Notes”), $0.6 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.4 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At December 31, 2003, there were no borrowings under the Company’s Revolving Credit Facility. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $25.3 million at December 31, 2003. At December 31, 2003, we had $19.7 million of our $45.0 million Revolving Credit Facility available subject to certain limitations under our $238.0 million Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility), we could have borrowed $19.7 million at December 31, 2003 in additional indebtedness under the Revolving Credit Facility. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 5.50 at December 31, 2003 to 4.75 at December 31, 2004. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

The Term Loan Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2004	$11.0
2005	$13.2
2006	$17.7
2007	$115.1

The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on August 5, 2007.

Our ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, or to refinance our indebtedness, or to fund planned capital expenditures, will depend upon our future performance, which in turn is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance, therefore, that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements at December 31, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Long-term debt	$292,199	$11,270	$31,328	$225,291	$24,310
Operating leases	1,190	507	599	66	18
Purchase commitments *	13,488	13,488	—	—	—
Other long-term obligations **	7,888	—	—	—	7,888

Total contractual cash obligations	$314,765	$25,265	$31,927	$225,357	$32,216

*	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.

**	Other long-term obligations represent future payment requirements associated with deferred compensation agreements and redeemable preferred equity as discussed in Notes 13 and 10, respectively, to our consolidated financial statements.

We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 12 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 11 to our consolidated financial statements.

Off-Balance Sheet Arrangements

Through our special-purpose bankruptcy remote subsidiary we entered into a $300.0 million Asset Backed Facility as defined above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2003 was $24.0 million.

For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 4 and 5 to the consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net cash provided by operating activities	$30,393	$22,775	$21,338
Net cash used in investing activities	(3,590)	(2,563)	(4,964)
Net cash used in financing activities	(26,205)	(18,532)	(15,806)

Net increase in cash and cash equivalents	$598	$1,680	$568

Cash generated from operations for the twelve months ended December 31, 2003 of $30.4 million was derived from our earnings before depreciation and amortization with a partial offset resulting from changes in working capital. The working capital investment in accounts receivable at December 31, 2003 of $9.2 million increased $3.4 million as compared to the balance of $5.8 million at December 31, 2002. The investment in beneficial interests in securitized accounts receivable at December 31, 2003 of $16.8 million decreased $3.1 million as compared to the balance of $19.9 million at December 31, 2002, which was primarily attributable to a decrease in retained interests on trade receivables sold under the new Asset Backed Facility. The investment in notes receivable at December 31, 2003 of $8.2 million decreased $3.0 million as compared to the balance of $11.2 million at December 31, 2002, which was primarily attributable to a decrease in unsold notes carried on our books. The investment in inventory at December 31, 2003 of $26.2 million increased $0.5 million as compared to the balance of $25.7 million at December 31, 2002. The working capital investment in accounts payable at December 31, 2003 of $11.3 million decreased $2.5 million as compared to the balance of $13.8 million at December 31, 2002.

Cash generated from operations for the twelve months ended December 31, 2002 of $22.8 million was principally derived from our earnings before depreciation and amortization as well as changes in working capital. The working capital investment in accounts receivable at December 31, 2002 of $5.8 million decreased $4.6 million as compared to the balance of $10.4 million at December 31, 2001. The investment in beneficial interests in securitized accounts receivable at December 31, 2002 of $19.9 million increased $13.0 million as compared to the balance of $6.9 million at December 31, 2001, which was primarily attributable to an increase in retained interests on trade receivables sold under the new Asset Backed Facility as compared to retained interests associated with the prior trade receivables facility. The investment in notes receivable at December 31, 2002 of $11.2 million increased $2.7 million as compared to the balance of $8.5 million at December 31, 2001, which was primarily attributable to an increase in unsold notes carried on our books. The investment in beneficial interests in securitized financial assets at December 31, 2002 of $21.5 million decreased $6.7 million as compared to the balance of $28.2 million at December 31, 2001, which was primarily attributable to a decrease in retained interests on equipment loans sold under the new Asset Backed Facility as compared to retained interests associated with the prior notes receivables facility. The investment in inventory at December 31, 2002 of $25.7 million decreased $4.2 million as compared to the balance of $29.9 million at December 31, 2001. The working capital investment in accounts payable at December 31, 2002 of $13.8 million increased $1.6 million as compared to the balance of $12.2 million at December 31, 2001.

Capital Expenditures

Our capital expenditures for the twelve months ended December 31, 2003 and December 31, 2002 were $3.6 million and $2.7 million, respectively. Capital spending in 2003 and 2002 was principally oriented toward product enhancements and reducing manufacturing costs.

RISK FACTORS

Substantial Leverage

As of December 31, 2003, we had outstanding indebtedness of $292.2 million, including $157.0 million under the Term Loan Facility, $110.0 million of Senior Subordinated Notes, $24.2 million of Junior Subordinated Notes and $1.0 million of other long-term debt, and had a significant members’ deficit. Our Senior Credit Facility expires on August 5, 2007.

Our ability to make scheduled payments of principal and interest thereon, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to refinance or extend our Senior Credit Facility prior to its maturity on August 5, 2007. In addition, we will be required to refinance or extend our Revolving Credit Facility prior to its expiration on August 5, 2007. There can be no assurance, however, that such refinancings will be available on commercially reasonable terms.

The degree to which we are leveraged could have important consequences, including, but not limited to: (i) making it more difficult for us to satisfy our obligations with respect to our indebtedness; (ii) increasing our vulnerability to general adverse economic and industry conditions; (iii) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements; (iv) requiring the dedication of a substantial portion of the Company’s cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes; (v) limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and (vi) placing us at a competitive disadvantage compared to less leveraged competitors. In addition, the Senior Credit Facility and the Senior Subordinated Notes contain financial and other restrictive covenants that limit our ability to, among other things, borrow additional funds. Failure to comply with such covenants, as well as certain covenants and conditions contained in our off-balance sheet arrangements, could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If we cannot generate sufficient cash to meet our obligations as they become due or refinance such obligations, we may have to sell assets or reduce capital expenditures.

Dependence upon Significant Customers

Our top ten equipment customers accounted for approximately 35.8% of our 2003 net revenues, of which one customer, Coinmach Corporation its subsidiaries. (“Coinmach”), accounted for approximately 15.8% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from our significant customers could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Asset Backed Facility

We offer an extensive financing program to end-users, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, directly from us. Typical terms include 2-9 year loans with an average principal amount of approximately $75,000. The Asset Backed Facility (defined above) is utilized to finance both equipment loans and trade receivables. If certain limits in the size of the Asset Backed Facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through off-balance sheet bankruptcy remote subsidiaries could limit our ability to provide our end-users with financing which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding future off-balance sheet asset backed facilities could have a material adverse effect on our business, financial condition and results of operations.

Possible Fluctuations in the Cost of Raw Materials; Possible Loss of Suppliers

The major raw materials and components which we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on our business, financial condition and results of operations. We currently do not hedge commodities associated with payments for purchased raw materials and components.

Competition

Within the North American stand-alone commercial laundry equipment industry, we compete with several large competitors. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, key competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on our business, financial condition and results of operations. Certain of our principal competitors have greater financial resources and/or are less leveraged than us and may be better able to withstand market conditions within the commercial laundry equipment industry. There can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may face competition from companies outside the United States that may have lower costs of production (including labor or raw materials). These companies may pass off these lower production costs as price decreases for customers and as a result, our revenues and profits could be adversely affected.

Foreign Sales Risk

Sales of equipment to international customers represented approximately 12.7% of 2003 net revenues. Demand for our products are and may be affected by economic and political conditions in each of the countries in which we sell our products and by certain other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in United States dollars), import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws. Changes in policies by foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, or limitations on imports or exports, any of which could have a material adverse effect on our business, financial condition and results of operations. We do not and currently do not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies associated with payments for equipment and service parts sales.

Dependence on Key Personnel

We are dependent on the continued services of our senior management team and certain other key employees. Other than for Mr. L’Esperance, we do not maintain employment agreements with our senior management and we do not maintain life insurance policies with respect to key employees. The employment agreement entered into with Mr. L’Esperance in May, 1998 was amended on July 23, 2003 to renew for additional one year periods from May 4, 2004 forward, unless Alliance or Mr. L’Esperance provides written notice not to renew the agreement. The loss of such key employees could have a material adverse effect on our business, financial condition and results of operations.

Labor Relations

Approximately 639 of our employees at our Wisconsin facilities are represented by The United Steel Workers of America. We are periodically in negotiations with The United Steel Workers of America. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved in February, 2004 and expires on February 28, 2009. Although we expect to renew the existing agreement or negotiate a new agreement without a work stoppage and believe that our relations with union employees are generally satisfactory, there can be no assurance that we can successfully negotiate a new agreement or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Controlled by Principal Securityholder

Bain LLC, an entity controlled by Bain Capital Partners, LLC, beneficially owns approximately 56% of Alliance. Bain LLC and certain securityholders of the Alliance equity interests are parties to a Securityholders Agreement and the Amended and Restated Limited Liability Company Agreement dated May 5, 1998, that gives Bain LLC the ability to designate for election a majority of the Alliance Board of Managers and therefore determine the outcome of substantially all issues submitted to the Alliance securityholders, including mergers, sales of all or substantially all of our assets and similar fundamental corporate changes. Circumstances may arise in which the interests of Bain LLC could be in conflict with interests of our noteholders or creditors. In addition, Bain LLC may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to noteholders or creditors.

Environmental, Health and Safety Requirements

The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water and the disposal of solid and hazardous wastes. We are subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where Alliance or predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect our operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for our products. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where Alliance or its predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require expenditures by us, some of which could have a material adverse effect on our business, financial condition and results of operations. With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify us for certain environmental liabilities. In the event that the former owner fails to honor their respective obligations under the indemnification, such liabilities could be borne directly by us and could be material.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, subsurface environmental contamination with respect to our Marianna, Florida and Ripon, Wisconsin manufacturing facilities. With respect to the Marianna facility, this work is being conducted by a former operator of the property pursuant to an indemnity agreement and is being funded through an escrow account, the available balance of which we believe to be substantially greater then the remaining remediation costs. There can be no assurance that significant additional costs will not be incurred by us in the future with respect to the Marianna, Ripon or other facilities.

Our operations are also subject to various hazards incidental to the manufacturing and transportation of commercial laundry equipment. These hazards can cause personal injury and damage to and destruction of property and equipment. There can be no assurance that as a result of past or future operations, there will not be claims of injury by employees or members of the public. Furthermore, we also have exposure to present and future claims with respect to worker safety, workers’ compensation and other matters. There can be no assurance as to the actual amount of these liabilities or the timing of them. Regulatory developments requiring changes in operating practices or influencing demand for, and the cost of providing our products and services or the occurrence of material operational problems, including but not limited to the above events, may also have a material adverse effect on our business, financial condition and results of operations.

Risks of Future Legal Proceedings

At any given time, we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles that we believe are reasonable and prudent. However, we can make no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. A significant judgment against us, the loss of a significant permit or other approval or the imposition of a significant fine or penalty could have a material adverse effect on our business, financial condition and future prospects.

Interest Rate and Foreign Currency Risks

Such risks are addressed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) must be adopted by us, based upon our status as a non-public entity as defined by FIN 46-R, beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $4.5 million at December 31, 2003. We are continuing our evaluation of FIN 46-R and accordingly, at this time cannot determine the effects of adoption, if any, on our consolidated financial statements. If in the future, however, we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments modified or entered into after June 30, 2003. Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003. We adopted SFAS No. 149 effective July 1, 2003. The adoption did not have any impact on our consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain Staff Positions that effectively amended SFAS No. 150. The statement is effective for us beginning January 1, 2004. The adoption of SFAS No. 150, as amended, will result in classification of our mandatorily redeemable preferred equity as a liability.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements are effective immediately for our plans, except for estimated future benefit payments, which will be effective in 2004. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures will be effective for us in the first quarter of 2004.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have any impact upon our consolidated financial statements.

The FASB is expected to re-expose a proposed statement in the first quarter of 2004 that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects, if any, on our existing securitization entities, or the related transition provisions. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or other material financial statement effects.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 11 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to the Company’s Registration Statement on Form S-4 (file no. 333-56857).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time, we hedge exchange rate fluctuations between United States dollars and foreign currencies for purchases of inventory components. Such amounts are not material to our operations. Additionally, from time to time, we may enter into derivative financial instruments to hedge our interest rate exposures. We do not enter into derivatives for speculative purposes. We currently do not hedge commodities for purchased raw materials and components.

Revenue from international customers represented approximately 12.7% of 2003 net revenues. At December 31, 2003, there were no material non-United States dollar denominated financial instruments outstanding which exposed us to foreign exchange risk.

As noted above, we are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $110 million Senior Subordinated Notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entities. Borrowings outstanding under the Senior Credit Facility totaled $157.0 million at December 31, 2003.

The fair value of our Senior Subordinated Notes was approximately $110.6 million based upon prevailing prices in recent market transactions as of December 31, 2003. We estimate that this fair value would increase/decrease by approximately $3.7 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2003.

An assumed 10% increase/decrease in the variable interest rate of 4.7% in effect at December 31, 2003 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.0 million.

On December 12, 2002, we entered into an $80.0 million interest rate swap agreement with Lehman Brothers Special Financing Inc. to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on January 6, 2006, we pay a fixed rate of 3.06%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2003 was $1.1 million. The fair value of this interest rate swap agreement, which represents the amount that we would pay to settle the instrument, was $1.9 million at December 31, 2003.

An assumed 10% increase/decrease in interest rates under our special-purpose entities at December 31, 2003 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2003 of $22.7 million by approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Managers and Members

  of Alliance Laundry Holdings LLC

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Also, as discussed in Note 2, effective in 2001, the Company changed its methods of accounting for derivative financial instruments and retained beneficial interests in securitized financial assets.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP Milwaukee, Wisconsin March 5, 2004

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash	$7,937	$7,339
Cash-restricted	—	99
Accounts receivable (net of allowance for doubtful accounts of $257 and $207 at December 31, 2003 and 2002, respectively)	9,157	5,834
Inventories, net	26,215	25,697
Beneficial interests in securitized accounts receivable	16,789	19,864
Prepaid expenses and other	898	639

Total current assets	60,996	59,472
Notes receivable, net	8,161	11,166
Property, plant and equipment, net	34,035	39,096
Goodwill (net of accumulated amortization of $11,766 at December 31, 2003 and 2002)	55,414	55,414
Beneficial interests in securitized financial assets	22,676	21,483
Debt issuance costs, net	7,636	9,654
Other assets	1,721	1,010

Total assets	$190,639	$197,295

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$11,270	$9,971
Revolving credit facility	—	—
Accounts payable	11,279	13,797
Other current liabilities	20,428	21,638

Total current liabilities	42,977	45,406
Long-term debt:
Senior credit facility	145,975	173,266
Senior subordinated notes	110,000	110,000
Junior subordinated note	24,171	20,312
Other long-term debt	783	1,028
Other long-term liabilities	6,491	8,023

Total liabilities	330,397	358,035
Commitments and contingencies (see Note 11)
Mandatorily redeemable preferred equity	6,000	6,000
Members’ deficit	(145,758)	(166,740)

Total liabilities and members’ deficit	$190,639	$197,295

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Net revenues:
Commercial laundry	$230,663	$219,653	$219,273
Service parts	36,944	35,524	34,743

	267,607	255,177	254,016
Cost of sales	188,979	179,047	188,982

Gross profit	78,628	76,130	65,034

Selling, general and administrative expense	33,566	30,098	28,665
Securitization and other costs	—	10,920	—

Total operating expenses	33,566	41,018	28,665

Operating income	45,062	35,112	36,369
Interest expense	28,258	28,341	33,538
Loss from early extinguishment of debt	—	2,004	—
Abandoned Canadian public offering costs	—	3,409	—
Other income (expense), net	(830)	33	(67)

Income before taxes	15,974	1,391	2,764
Provision for income taxes	55	56	34
Net income before cumulative effect of accounting change	15,919	1,335	2,730
Cumulative effect of change in accounting principle	—	—	2,043

Net income	$15,919	$1,335	$687

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Members’ deficit, beginning of year	$(166,740)	$(160,208)	$(161,861)
Net income	15,919	1,335	687
Accumulated other comprehensive income (loss):
Net unrealized holding gain on residual interests, beginning of year	1,586	1,309	572
Unrealized gain, net	650	277	737

Net unrealized holding gain on residual interests, end of year	2,236	1,586	1,309
Minimum pension liability adjustment, beginning of year	(8,003)	—	—
Unrealized gain (loss)	4,381	(8,003)	—

Minimum pension liability adjustment, end of year	(3,622)	(8,003)	—
Net unrealized gain on interest rate swaps, beginning of year	—	141	—
Unrealized (loss) gain	—	(141)	141

Net unrealized gain on interest rate swaps, end of year	—	—	141
Repayment on loans to management	32	—	88

Members’ deficit, end of year	$(145,758)	$(166,740)	$(160,208)

Comprehensive income (loss):
Net income	$15,919	$1,335	$687
Other comprehensive income (loss):
Net unrealized holding gain on residual interests, net	650	277	737
Minimum pension liability adjustment	4,381	(8,003)	—
Unrealized (loss) gain on interest rate swaps	—	(141)	141

Comprehensive income (loss)	$20,950	$(6,532)	$1,565

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$15,919	$1,335	$687
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	2,043
Depreciation and amortization	10,886	13,293	17,026
Non-cash interest	5,290	4,875	3,663
Non-cash loss from early extinguishment of debt	—	2,004	—
Loss (gain) on sale of property, plant and equipment	33	(33)	67
Changes in assets and liabilities:
Accounts receivable	(3,323)	4,606	139
Inventories	(518)	4,165	7,600
Other assets	4,346	(6,184)	(14,230)
Accounts payable	(2,518)	1,603	3,439
Other liabilities	278	(2,889)	904

Net cash provided by operating activities	30,393	22,775	21,338

Cash flows from investing activities:
Additions to property, plant and equipment	(3,600)	(2,652)	(5,152)
Proceeds on disposal of property, plant and equipment	10	89	188

Net cash used in investing activities	(3,590)	(2,563)	(4,964)

Cash flows from financing activities:
Repayment of management note	32	—	—
Proceeds from long-term debt	—	193,000	812
Principal payments on long-term debt	(26,237)	(205,230)	(4,618)
Net decrease in revolving line of credit borrowings	—	—	(12,000)
Debt financing costs	—	(6,302)	—

Net cash used in financing activities	(26,205)	(18,532)	(15,806)

Increase in cash	598	1,680	568
Cash at beginning of year	7,339	5,659	5,091

Cash at end of year	$7,937	$7,339	$5,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,148	$22,155	$25,774

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance”, “we,” “our” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

We design, manufacture and service a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets. We also manufacture consumer washing machines for sale to international customers. We produce all of our products in the U.S. at two manufacturing plants located in Ripon, Wisconsin and Marianna, Florida. We also provide equipment financing to laundromat operators and other end-users.

Alliance originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and it was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business (“Amana Transaction”), Raytheon Appliances, Inc. was dissolved. Concurrently, Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon’s appliance business.

Basis of Presentation

On May 5, 1998 a recapitalization (the “Recapitalization”) and merger transaction occurred, pursuant to which Raytheon Commercial Laundry LLC was renamed “Alliance Laundry Holdings LLC.” The transactions were accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities was unchanged. The financial statements represent the consolidated financial position and results of operations of Alliance Holdings, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

In connection with the Recapitalization and other related transactions, the Company contributed substantially all of its assets and liabilities to Alliance Laundry Systems LLC, a newly formed limited liability company. Immediately after the consummation of the transactions, Alliance Laundry became the only direct subsidiary of Alliance Holdings and succeeded to substantially all of the assets and liabilities of Alliance. Subsequent to May 4, 1998, Alliance Laundry comprises all of our operating activities.

All material intercompany transactions have been eliminated in the preparation of these financial statements.

Note 2 - Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Cash Management

We consider all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash at December 31, 2002 represents unremitted collections on notes receivable sold prior to May 5, 1998.

Revenue Recognition

Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Sales Incentive Costs

In accordance with EITF Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” all sales incentive costs including cash discounts, customer promotional allowances, and volume rebates are reflected as a reduction of net revenues.

Financing Program Revenue

As discussed below, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entities. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. We earn a servicing fee, based on the average outstanding balance. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” through March 31, 2001 and subsequently in accordance with SFAS No. 140 as discussed below. We also recognize interest income on beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue.

During the second quarter of 2001, we adopted SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125.” This Statement revised certain aspects of the existing standards for accounting for securitizations and other transfers of financial assets and collateral, and required certain new and expanded disclosures. SFAS No. 140 was effective for us in the second quarter of 2001 and did not have a material effect on our financial statements with respect to the recognition and measurement of sales of financial assets.

Effective April 1, 2001, we also adopted the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” In accordance with the provisions of EITF 99-20, we recognized an approximate $2.0 million charge upon adoption as the cumulative effect of this accounting change. The $2.0 million effect of adoption reflects the recognition of write-downs of our retained interests pursuant to the impairment provisions of EITF 99-20. We also recognize interest income on retained beneficial interests in accordance with EITF 99-20.

Sales of Accounts Receivable and Notes Receivable (See Notes 4 and 5)

According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We sell all of our trade receivable and eligible notes receivable to third parties through special-purpose bankruptcy remote entities designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, we remove these receivables from our balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of our retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

Inventories

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

Notes Receivable

Notes receivable reflect equipment loans that we expect to sell shortly after the balance sheet date, and non-performing and other loans not eligible for sale to our existing securitization facilities. Notes receivable are stated at the principal amount outstanding, net of allowance for credit losses. Interest income is accrued as earned on outstanding balances. Recognition of income is suspended when we determine that collection of future income is not probable (after 90 days past due). Fees earned and incremental direct costs incurred upon origination of equipment loans are not significant.

We determine that a note receivable is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note. These equipment loans are collateral-dependent and accordingly, measurement of impairment is based upon the estimated fair value of collateral.

The determination of the allowance for credit losses is based on an analysis of the related notes and reflects an amount which, in our judgment, is adequate to provide for probable credit losses. Notes deemed to be uncollectible are charged off and deducted from the allowance. The allowance is increased for recoveries and by charges to income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in other income (expense). Long-lived assets, principally property, plant and equipment, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $2.0 million in fiscal 2002. The following sets forth a reconciliation of net income for the periods presented as if the non-amortization provisions of SFAS No. 142 had been applied as of January 1, 2001.

	Year Ended December 31,
	2003	2002	2001
Reported net income	$15,919	$1,335	$687
Add: Goodwill amortization	—	—	2,046

Adjusted net income	$15,919	$1,335	$2,733

SFAS No. 142 also requires a goodwill impairment review to be performed at least annually by applying a fair-value-based test at an appropriate level within the entity. This test involves a comparison of a reporting unit’s estimated fair value to its carrying value. If the estimated fair value is in excess of the carrying value, the test is complete and no goodwill impairment is recorded. We estimate fair value based upon estimates of discounted cash flows, including expectations of future operating results. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2003.

Debt Issuance Costs

As a result of amending and restating our Senior Credit Facility in 2002, we wrote-off $2.0 million of remaining unamortized debt issuance costs associated with the previous facility and capitalized as debt issuance costs the fees associated with the new facility of $6.3 million. Accumulated amortization was $5.8 million and $3.8 million at December 31, 2003 and 2002, respectively.

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $6.7 million, $6.7 million and $5.8 million in 2003, 2002 and 2001, respectively.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $3.1 million, $2.9 million, and $3.2 million in 2003, 2002 and 2001, respectively.

Income Taxes

As a result of the Recapitalization, we are a stand-alone limited liability company and are not subject to federal and most state income taxes.

Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M interests in 2003 (see Note 10). These units were issued for nominal consideration based upon the subordinated nature of such interests, and represent performance-based compensatory awards for accounting purposes. Compensation expense is measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain target multiples, as defined, will be achieved. No compensation expense related to these units was recognized in 2003, 2002 or 2001.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of our senior subordinated notes at December 31, 2003 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps are obtained based upon third party quotes.

Derivative Financial Instruments

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. SFAS No. 133 as amended, requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within members’ deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. We reclassified in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the year ended December 31, 2001, we recognized a loss of $1.5 million reflecting the subsequent changes in the fair values of our interest rate swaps and a gain of $0.6 million for the reclassification of the transition adjustment as discussed above. We entered into a new interest rate swap agreement in December 2002. We recognized losses of $1.4 million and $1.8 million reflecting the subsequent changes in the fair value of this interest rate swap for the years ended December 31, 2003 and December 31, 2002 respectively.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. The Company’s sales to international customers accounted for 12.7%, 11.5% and 12.8% of net revenues in 2003, 2002 and 2001, respectively. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 15.8%, 16.8% and 15.7% of net revenues in 2003, 2002 and 2001, respectively.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) must be adopted by us, based upon our status as a non-public entity as defined by FIN 46-R, beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $4.5 million at December 31, 2003. We are continuing our evaluation of FIN 46-R and accordingly, at this time cannot determine the effects of adoption, if any, on our consolidated financial statements. If in the future, however, we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for certain derivative instruments modified or entered into after June 30, 2003. Generally, the provisions of SFAS No. 149 are effective beginning July 1, 2003. We adopted SFAS No. 149 effective July 1, 2003. The adoption did not have any impact on our consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain Staff Positions that effectively amended SFAS No. 150. The statement is effective for us beginning January 1, 2004. The adoption of SFAS No. 150, as amended, will result in classification of our mandatorily redeemable preferred equity as a liability.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements are effective immediately for our plans, except for estimated future benefit payments, which will be effective in 2004. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures will be effective for us in the first quarter of 2004.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have any impact upon our consolidated financial statements.

The FASB is expected to re-expose a proposed statement in the first quarter of 2004 that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects, if any, on our existing securitization entities, or the related transition provisions. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or other material financial statement effects.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 - Infrequently Occurring Items:

We entered into an amended and restated credit agreement dated as of August 2, 2002. As a result, we recorded a loss on early extinguishment of debt of approximately $2.0 million, to write-off unamortized debt issuance costs related to our prior term loan and revolving credit facilities.

During 2002 we wrote-off $3.4 million for certain costs incurred while pursuing an initial public offering through a Canadian Income Trust. Due to market conditions, we determined that such a public offering would not be advantageous to Alliance at that time.

We entered into a new asset backed facility dated as of November 26, 2002. As a result, we recorded transaction expenses of $10.9 million.

Note 4 - Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases for primarily laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6% for variable rate notes and 7.9% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2003 approximates 8.0% with terms ranging from 2 to 9 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On November 26, 2002, Alliance, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”), and a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), entered into a three year $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first three years of the new Asset Backed Facility, we are permitted, from time to time, to sell our trade receivables and certain equipment loans to the special purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After three years from the closing date, which is December 2, 2005, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2003, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $187.8 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to three years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to our benefit. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

The estimated fair value of our beneficial interests in the accounts receivable and notes sold to ALERT 2002A are based on the amount and timing of expected distributions to us as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2002A is accelerated upon an event of default or rapid amortization event described above.

The Asset Backed Facility replaces a similar facility previously maintained with Lehman Commercial Paper, Inc. (the “ALRW Facility”). In connection with the establishment of the new facility, Alliance, through its special-purpose subsidiaries repurchased and simultaneously resold the assets held by the ALRW Facility to the new Asset Backed Facility. Included in 2002 commercial laundry revenue is a gain of approximately $2.0 million related to these transactions, essentially reflecting the sale of notes receivable under the Asset Backed Facility and the recognition of previously unrecognized gains related to retained interests in the ALRW Facility.

Prior to the Recapitalization, Alliance, through a special-purpose bankruptcy remote entity Alliance Commercial Appliances Finance LLC (“ACAF”), entered into an agreement dated March 26, 1997, with Falcon Asset Securitization Corporation (“Falcon”) and Bank One, NA, as agent for Falcon. Pursuant to that agreement, the special-purpose entity sold to Falcon defined pools of notes receivable purchased from the Company. ACAF stopped selling notes receivable to Falcon as of May 4, 1998 and, as of June 30, 2003 the facility was terminated.

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income in 2003, 2002, and 2001 of approximately $6.3 million, $7.2 million, and $6.5 million, respectively, is included in commercial laundry revenue.

Pursuant to the terms of the ALRW Facility, on November 28, 2000, the Company, through a wholly-owned subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”) and Alliance Laundry Equipment Receivable Trust 2000-A (“ALERT”), a trust formed by ALER, completed the securitization of $137.8 million of notes receivable related to equipment loans. The transaction was financed by the issuance of $128.2 million of equipment loan-backed notes issued by ALERT and certain interests retained by us. Proceeds from the issuance of the notes by ALERT were used to repay amounts outstanding under the ALRW Facility, with the balance received by us in settlement of our related retained interests. We hold all of the residual equity interests of the trust, which we do not consolidate based upon its special-purpose bankruptcy remote status, and we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of loans held by the trust. At December 31, 2003 and 2002, we have recorded $5.1 million and $7.6 million, respectively, related to the estimated fair value of our beneficial interests in the notes sold to the trust.

The estimated fair value of our beneficial interests in the notes sold to the trust are based on the amount and timing of expected distributions to us as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of amounts due under the notes issued by ALERT is accelerated upon an event of default or early payout event, as defined. These events include (i) delinquency or default ratios on equipment loans exceeding certain specified levels, (ii) a failure by us, as servicer, to comply with certain financial covenants or maintain minimum credit ratings with respect to our senior secured or senior subordinated unsecured obligations, (iii) a material adverse change in our business or financial condition, and (iv) a number of other specified events.

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entities:

	December 31, 2003		December 31, 2002
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total Portfolio	$244,127	$6,643	$244,964	$7,369
Less: Loans Sold	234,266	4,693	232,498	2,061

Loans Held	9,861	$1,950	12,466	$5,308

Allowance for loan losses	(1,700)		(1,300)

	$8,161		$11,166

	For The Year Ended December 31, 2003	For The Year Ended December 31, 2002	For The Year Ended December 31, 2001
Proceeds from sales of loans	$94,083	$89,644	$111,044
Purchase of delinquent or foreclosed assets	$—	$(8,818)	$(11,354)
Servicing fees and other net cash flows received on retained interests	$14,475	$16,411	$11,555

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2003, 2002 and 2001 were 0.89%, 1.12% and 2.05%, respectively. The following presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Beginning of Period	Charges to Expense	Deductions	Balance at End of Period

Year ended:
December 31, 2001	$2,614	2,895	4,693	816
December 31, 2002	$816	3,143	2,659	1,300
December 31, 2003	$1,300	1,844	1,444	1,700

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2002, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account. We have also recognized our interest in the residual equity of ALERT.

	December 31,
	2003	2002
Beneficial interests in notes sold to ALER 2002	17,539	13,674
Other beneficial interests in notes sold - ALERT	5,137	7,809

	$22,676	$21,483

Key economic assumptions used in valuing retained interests at December 31, 2003 and 2002 were as follows:

	2003	2002
Average prepayment speed (per annum)	25.0%	25.0%

Expected credit losses (per annum)	1.0%	0.6% -1.0%

Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 21 months at December 31, 2003.

At December 31, 2003 and 2002, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2003	2002
Prepayment speed assumption:
Impact on FV 10% adverse change	(165)	(222)
Impact on FV 20% adverse change	(317)	(440)

Expected credit losses:
Impact on FV 10% adverse change	(251)	(216)
Impact on FV 20% adverse change	(501)	(432)

Residual cash flow discount rate:
Impact on FV 10% adverse change	(382)	(398)
Impact on FV 20% adverse change	(752)	(783)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 5 - Sales of Accounts Receivable:

As described in Note 4 above, we, through our bankruptcy remote subsidiary ALER 2002, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2003 was $45.5 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $31.8 million.

Losses on sales of trade accounts receivable and related expenses of $1.5 million, $1.0 million and $1.8 million in 2003, 2002 and 2001, respectively, are included in selling, general and administrative expense. Our retained interest in trade accounts receivable sold to ALER 2002 at December 31, 2003 and 2002 is $16.8 million and $19.9 million, respectively. We stopped selling trade receivables to ALRW and on December 3, 2002, all amounts outstanding under the ALRW Facility were paid off and ALRW ceased all activities.

Note 6 - Inventories:

Inventories consisted of the following at:

	December 31,
	2003	2002
Materials and purchased parts	$9,167	$11,124
Work in process	3,074	4,312
Finished goods	15,394	12,990
Less: inventory reserves	(1,420)	(2,729)

	$26,215	$25,697

Note 7 - Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31,
	2003	2002
Land	$910	$910
Buildings and leasehold improvements	29,776	29,744
Machinery and equipment	154,346	151,228

	185,032	181,882
Less: accumulated depreciation	(152,246)	(144,426)

	32,786	37,456
Construction in progress	1,249	1,640

	$34,035	$39,096

Depreciation expense was $8.6 million, $10.4 million and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 8 - Other Current Liabilities:

The major components of other current liabilities consisted of the following at:

	December 31,
	2003	2002
Warranty reserve	$4,759	$4,890
Accrued sales incentives	2,626	3,885
Salaries, wages and other employee benefits	5,100	4,769
Accrued interest	6,066	5,805
Other current liabilities	1,877	2,289

	$20,428	$21,638

Note 9 - Debt:

Debt consisted of the following at:

	December 31,
	2003	2002
Term loan facility	$157,000	$183,000
Senior subordinated notes	110,000	110,000
Junior subordinated note	24,171	20,312
Revolving credit facility	—	—
Other long-term debt	1,028	1,265

Gross long-term debt	292,199	314,577
Less: current portion	(11,270)	(9,971)

	$280,929	$304,606

Senior Credit Facility

On August 2, 2002 we amended and restated our May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 5, 2007. The Term Loan Facility requires principal payments of $2,205 per quarter through June 2004, payments of $3,308 per quarter for September 2004 through June 2006, and payments of $5,513 per quarter for September 2006 through March 2007. Final payment of $109,591 is due August 2007. We are required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined.

The Term Loan Facility bears interest, at our election, at either the Lenders’ Base Rate plus a margin of 2.5% or the Eurodollar Rate plus a margin of 3.5%. The Revolving Credit Facility bears interest, at our election, at either the Base Rate plus a margin ranging from 1.5% to 2.5% or the Eurodollar Rate plus a margin ranging from 2.5% to 3.5%.

The interest rate on term loan borrowings outstanding at December 31, 2003 and 2002 was 4.7% and 5.3%, respectively. Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries). Letters of credit issued on our behalf under the Revolving Credit Facility totaled $25.3 million at December 31, 2003.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

Senior Subordinated Notes

Also on May 5, 1998, the Company and its wholly-owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of 9 5/8% senior subordinated notes due in 2008 (the “Notes”) to Lehman Brothers Inc. and Credit Suisse First Boston Corporation (the “Initial Purchasers”). The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions.

The Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including permitted borrowings under the Senior Credit Facility.

Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1. The fair value of the Notes at December 31, 2003 and 2002 was approximately $110.6 million and $93.5 million, respectively, based upon prices prevailing in recent market transactions.

The Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Redemption Price
2003	104.813%
2004	103.208%
2005	101.604%
2006 and thereafter	100.000%

We are required under the terms of the Notes to offer to redeem the Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date, upon a change of control, as defined. Further, we are required to offer to redeem the Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the redemption date, when the amount of excess proceeds from asset sales, as defined, exceeds $10 million, up to the maximum principal amount that may be purchased out of such excess proceeds.

As discussed above, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110.0 million senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry.

The Senior Credit Facility and the indenture governing the Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company will be required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

Junior Subordinated Promissory Note

On May 5, 1998 we issued a junior subordinated promissory note (the “Junior Note”) in the principal amount of $9.0 million due August 21, 2009, to Raytheon. In late 2003, Raytheon sold all of its debt and equity interests, which included the Junior Note (see Note 14). Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter. The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein. Interest which accrues on the Junior Note is payable in-kind.

Other Debt

On August 3, 2000, we received $750,000 in borrowings; evidenced by a promissory note, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated July 10, 2000 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The promissory note bears interest at an annual rate of 4%, with monthly payments of interest and principal commencing July 1, 2001 with the final installment paid on June 1, 2010, subject to the covenants of the Agreement.

On August 14, 2001, we received $812,000 in effective borrowings, evidenced by a promissory agreement, pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. The agreement requires monthly payments commencing September 14, 2001 with the final installment paid on July 14, 2006, subject to the covenants of the Agreement. The stated payments reflect a 3% imputed interest rate.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

2004	$11,270
2005	13,484
2006	17,844
2007	115,196
2008	110,095
Thereafter	24,310

$292,199

At December 31, 2003, based upon the maximum ratio of consolidated debt to EBITDA (as defined) allowable under the Senior Credit Facility, we could have borrowed an additional $19.7 million of the total $19.7 million unutilized under the Revolving Credit Facility to finance our operations. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 5.50 at December 31, 2003 to 4.75 at December 31, 2004. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments throughout 2004 that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

Note 10 - Mandatorily Redeemable Preferred Equity and Members’ Equity (Deficit):

Members’ deficit at December 31, 2003 and 2002 consists of the following:

	December 31,
	2003	2002
Common members’ contributed capital	$50,645	$50,645
Retained earnings (accumulated loss)	(193,688)	(209,607)
Accumulated other comprehensive income (loss)	(1,386)	(6,417)
Management investor promissory notes	(1,329)	(1,361)

	$(145,758)	$(166,740)

As discussed in Note 1, the May 5, 1998 merger was accounted for as a recapitalization and accordingly, the historical accounting basis of assets and liabilities was unchanged. As such, the consideration paid for the Company, including the premium paid over the Company’s May 5, 1998 net book value, was recorded as a reduction of members’ equity.

Bain/RCL, L.L.C., a Delaware limited liability company (“Bain LLC”), certain management and other third party investors and Raytheon (collectively, the “Members”) have entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The LLC Agreement governs the relative rights and duties of the Members.

The ownership interests of the Members in the Company consist of preferred units (the “Preferred Units”) and common units (the “Common Units”). Holders of the Preferred Units are entitled to a return of capital contributions prior to any distributions made to holders of the Common Units. The Common Units represent the common equity of the Company.

Preferred Units - Upon consummation of the Recapitalization, we issued mandatorily redeemable preferred membership interests (the “Seller Preferred Equity”) with a liquidation value of $6.0 million to Raytheon. In late 2003, Raytheon sold all of its debt and equity interests (see Note 14). The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the LLC Agreement), (ii) any initial public offering or (iii) 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the LLC Agreement) prior to distributions in respect of any other membership interests of the Company.

Common Units –The Common Units of our Company are divided into the following four classes:

Class L Units – These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly. Such accumulated and unpaid amounts totaled $43.4 million and $33.5 million at December 31, 2003 and 2002, respectively. Class L Units do not provide any voting rights to the holders.

Class A Units – These units are the primary vehicle of equity ownership in the Company. Class A Units are the only units that provide voting rights. Decisions made by a majority of the voting holders of Class A Units are binding on us, provided that members holding at least 20% of the Class A Units are present.

Class B and C Units – Class B Units and Class C Units do not provide any voting rights to the holders. These units are not eligible to receive distributions until we achieve the defined target multiple applicable to each class of units. The target multiple is calculated as the sum of all distributions to all holders of Class L and Class A Units divided by the sum of all capital contributions made by such holders. Class B Units become eligible to receive distributions when vested and the target multiple reaches or exceeds 1.0 and the Class C Units become eligible when vested and the target multiple reaches or exceeds 3.0. Pursuant to agreements entered into with the members of management who participated in the purchase of membership interests (see Note 14), the Class B and Class C Units vested ratably from May 5, 1998 through May 5, 2003.

Class M Units – On August 1, 2003, we amended and restated our Limited Liability Agreement to issue Class M Units and to issue incremental Class B Units, which in turn have been issued to certain members of management (each an “Executive”). The Class M Units participate in the yield earned on Class L Units above a defined level and have a higher priority in any distributions as compared to the Company’s Class A, Class B and Class C Units. These units were issued in return for the Executive’s present service to the Company and as an incentive for the Executive to continue to provide future services to the Company. These units are subject to certain terms and conditions which include vesting provisions.

Distributions – Subject to any restrictions contained in any financing agreements to which we or any of our affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the “Board”) may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

First,	to the holders of Preferred Units, an amount determined by the aggregate unreturned capital.

Second,	to the holders of Class L Units, an amount equal to the aggregate unreturned capital of $45.6 million.

Third,	to the holders of Class L Units, the unpaid yield accrued on such Class L Units in an amount up to $900 per Class L Unit ($5.1 million).

Fourth,	ratably to the holders of Class L Units and Class M Units, any remaining unpaid yield accrued on the Class L Units ($38.3 million at December 31, 2003).

Fifth,	ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to the clauses described above, including achievement of the Class B and C Unit target multiples.

We may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2003, 2002 or 2001.

Allocations - Profits and losses of our Company are allocated among the various classes of units in order to adjust the capital accounts of such holders to the amount to be distributed upon liquidation of the Company.

Restrictions on transfer of securities – No holder of securities may sell, assign, pledge or otherwise dispose of any interest in the holder’s securities except that (i) Bain LLC may transfer its securities to other security holders in the same class, (ii) holders may transfer their securities through applicable laws of descent and distribution, (iii) transfers of securities may be made to an affiliate, and (iv) the Preferred Units may be transferred with the consent of the Board.

Note 11 - Commitments and Contingencies:

At December 31, 2003, we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2004	$507
2005	389
2006	210
2007	33
2008	33
Thereafter	18

$1,190

Rental expense for 2003, 2002 and 2001 amounted to $1.1 million, $1.0 million and $1.1 million, respectively.

Our Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna). The lease expires on February 28, 2005 and may be renewed at our option for five additional consecutive ten year terms.

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial position and results of operations. However, in our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima (“ALSA”), a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for lost profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill his responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for lost profits in either Argentina or

Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos 1,408,900 (equivalent to $1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. We believed, inasmuch as ALSA was a foreign subsidiary, ALSA was responsible for its own debts and obligations. In our opinion based on the advice of counsel, under the terms of the award, any such payments would have been forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against us for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid.

Because of the risk this lawsuit presented, we commenced settlement negotiations with Mr. Lopez in the second quarter of 2003. On July 17, 2003 a Settlement, Release, Discharge and Indemnification Agreement was entered into by Mr. Lopez and the Company. While denying any liability whatsoever, we agreed to and paid Mr. Lopez US$736,440 on August 6, 2003 and agreed to deliver to Mr. Lopez in Brazil commercial laundry equipment, free of charge, up to a cost to us of US$60,000. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in our 2003 financial statements.

In April, 2002 Alliance was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified us and has agreed to pay and is paying for our representation in this matter. Plaintiff accused Alliance, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000 within the Defendants products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial the Court indicated it would enter an order rendering judgment for the Plaintiff that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The Court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The Court has withheld ruling upon the timelines of Imonex bringing its damage claims. The Court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against the Company with the remainder against the other Defendants) against all Defendants, to $490,295 ($267,645 against Allliance with the remainder against the other Defendants) and gave Plaintiff the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Plaintiff filed an election for a new trial on damages, and filed proposed language for the injunction. The Defendants filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the Court ruled it will not enhance any damages for willful infringement, while entering judgment for Plaintiff on the issues of infringement, and validity of the Plaintiffs’ patents. Plaintiff submitted expert reports at the new trial on damages which attempted to prove actual damages of $16,267,644 ($6,305,232 against Alliance with the remainder against other Defendants). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Plaintiff ($614,662 against Alliance with the remainder against the other Defendants) against all Defendants.

Final judgment on the August 18, 2003 jury verdict was rendered on February 9, 2004 against all Defendants. The final judgment included $614,662 against Alliance, plus prejudgment interest, yielding $771,728 against Alliance. In addition, the judgment awarded court costs to the Plaintiff, including attorney’s fees. On February 23, 2004 the Plaintiff submitted an application seeking, from all Defendants, a total of $669,107 in attorneys’ fees and $133,214 in court costs. The preliminary injunction of August 12, 2003 was made permanent. The Defendants have filed a post judgment motion seeking to have the judgment amended or set aside.

Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with generally accepted accounting principles, as a judgment has been rendered by the court, we have separately recorded an estimate of the amounts payable to Imonex related to the Alliance liability and a corresponding receivable balance from Münzprüfer within our December 31, 2003 financial statements.

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability from these proceedings is difficult to determine, in our opinion, any additional liability will not have a material effect on our financial position, liquidity or results of operations.

Note 12 - Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility as described in Notes 4 and 5 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2003 was $24.0 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We record an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Balance at beginning of period	$4,890	$5,090
Accruals for current & pre-existing warranties issued during the period	2,250	2,174
Settlements made during the period	(2,381)	(2,374)

Balance at end of period	$4,759	$4,890

Note 13 - Pensions and Other Employee Benefits:

Substantially all of our employees are covered by a defined benefit pension plan. Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees. The pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan. A final determination of the merged plan’s qualified status remains pending with the Internal Revenue Service. The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually. Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service. Our funding policy for the salaried and management employees is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees. Our funding policy for the hourly and union employees is to contribute annually at a rate that is intended to remain level for the covered employees. Unfunded prior service costs under the funding policy are generally amortized over periods from 10 to 30 years.

Total pension expense (benefit) for our pension plan was $1.8 million, $0.2 million and ($1.2) million in 2003, 2002, and 2001, respectively, including the following components:

	Years Ended December 31,
	2003	2002	2001
Service cost benefits earned during the period	$1,444	$1,263	$1,195
Interest cost on projected benefit obligation	2,569	2,430	2,327
Expected return on plan assets	(2,822)	(3,548)	(4,148)
Net amortization and deferral	587	13	(635)
Curtailment losses and termination benefits	—	7	67

Net pension benefit cost (benefit)	$1,778	$165	$(1,194)

Assumptions used in determining net pension benefit cost (benefit) were as follows:

	Years Ended December 31,
	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%
Expected long-term rate of return on assets	9.00%	9.25%	9.25%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

In 2002 and 2001, various plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations. Over the 10 and 15 year periods ending December 31, 2003, the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 10.06% and 10.87%, respectively. Considering this information, costs of administering the plan and the potential for lower returns due to a generally lower interest rate environment, we selected a 9.00% long-term rate of return on assets assumption.

The reconciliation of the changes in the plan’s benefit obligation and the fair value of plan assets and the statement of the funded status of the plan at December 31 are as follows:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$40,005	$33,659
Service cost	1,444	1,263
Interest cost	2,569	2,430
Termination benefits	—	7
Actuarial loss	2,000	4,994
Benefits paid	(1,863)	(2,348)

Benefit obligation at end of year	$44,155	$40,005

Change in plan assets:
Fair value of plan assets at beginning of year	$32,403	$39,430
Actual return on plan assets	8,516	(4,679)
Benefits paid	(1,863)	(2,348)

Fair value of plan assets at end of year	$39,056	$32,403

Reconciliation of funded status:
Funded status	$(5,099)	$(7,602)
Unrecognized prior service cost	482	553
Unrecognized net loss (gain)	5,154	9,364

Prepaid benefit cost	$537	$2,315

Net amount recognized:
Other long-term liabilities	$(3,567)	$(6,241)
Intangible asset	482	553
Accumulated other comprehensive loss	3,622	8,003

	$537	$2,315

Assumptions used to determine the benefit obligation at end of year were as follows:

	2003	2002
Discount rate	6.25%	6.50%
Rate of increase in compensation levels	4.00%	4.00%

We use a December 31 measurement date for the plan.

The accumulated benefit obligation for the plan was $42,623 and $38,644 as of December 31, 2003 and 2002, respectively.

Our pension plan weighted-average asset allocation at December 31, 2003 and 2002, by asset category was as follows:

	2003	2002
Asset Category:
Equity securities	68%	61%
Debt securities	31%	38%
Other	1%	1%

Total	100%	100%

The Board of Managers has established the Pension Committee (the Committee) to manage the operations and administration of the pension plan and related trust. The Committee has an investment policy statement for the pension plan that establishes target asset allocation ranges by asset type, plan objectives, securities guidelines for money managers, evaluation benchmarks and control procedures. The midpoint of the asset allocation ranges for the above listed asset classes are as follows: Equity securities 63%, Debt securities 34%, and Other (cash and cash equivalents) 3%. The Committee is committed to diversification to reduce the risk of large losses. To that end, the investment policy requires that each asset class will be diversified, multiple money managers with differing styles of management will be employed, and equity exposure will be limited to 78% of the total portfolio value. On a quarterly basis, the Committee and an external investment advisor review progress towards achieving the pension plan and individual money managers’ performance objectives.

In addition to providing pension benefits, we provide certain health care benefits for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for us. Retiree health plans are paid for in part by employee contributions, which are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents.

Our net postretirement benefit cost for 2003, 2002 and 2001 included the following components:

	Years Ended December 31,
	2003	2002	2001
Service cost benefits earned during the period	$63	$45	$34
Interest cost on projected benefit obligation	90	79	68
Net amortization and deferral	81	61	45

Net postretirement benefit cost	$234	$185	$147

Assumptions used in determining the net postretirement benefit cost were as follows:

	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,223	$930
Service cost	63	45
Interest cost	90	79
Plan participants’ contributions	—	52
Actuarial (gain) loss	531	344
Benefits paid	(177)	(227)

Benefit obligation at end of year	$1,730	$1,223

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	177	175
Plan participants’ contributions	—	52
Benefits paid	(177)	(227)

Fair value of plan assets at end of year	$—	$—

Funded status	(1,730)	(1,223)
Unrecognized transition obligation	408	453
Unrecognized net loss	947	451

Accrued benefit cost	$(375)	$(319)

Assumptions used to determine the benefit obligation at end of year were as follows:

	2003	2002
Discount rate	6.25%	6.50%
Rate of increase in salaried compensation levels	4.00%	4.00%

A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $186 and the interest cost by approximately $13. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $158 and the interest cost by approximately $11.

Our postretirement health care plan provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of our accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

Eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contribute amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Total expense for ALCAP was $1.0 million, $0.9 million and $0.9 million, for 2003, 2002 and 2001, respectively.

Deferred Compensation Agreements

In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The consolidated balance sheet at December 31, 2003 and 2002 includes a long-term liability of $1.9 million and $1.8 million, respectively, related to such agreements.

In addition, we have established the Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan. The Plan provides certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the Plan.

Note 14 - Related Party Transactions:

Securityholders Agreement

Upon the consummation of the Recapitalization and related transactions, the Company, Raytheon and certain securityholders entered into a securityholders agreement (the “Securityholders Agreement”). The Securityholders Agreement (i) restricts the transfer of the equity interests of the Company; (ii) grants tag-along rights on certain transfers of equity interests of the Company; (iii) requires the securityholders to consent to a sale of the Company to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Company; and (iv) grants preemptive rights on certain issuances of equity interests of the Company. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an initial public offering or a liquidity event (each as defined in the Securityholders Agreement).

Sale of Raytheon Interests

On September 12, 2003, Raytheon Company completed the sale of all of its debt and equity interests in the Company to a group of investors consisting of TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund III, L.P., TCW SHOP III Subsidiary Investment, Inc. and TCW SHOP IV Subsidiary Investment, Inc. (together, the “TCW Funds”) and Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P., Sankaty Credit Opportunities, L.P. and Sankaty Alliance Corp (together, the “Sankaty Funds”). The debt consists of the Junior Subordinated Note and the equity interests consist of our Preferred Units, and Raytheon’s Class A and Class L Common Units. As a result of this transaction, the Raytheon Junior Subordinated Note was cancelled and new Junior Subordinated Notes were issued under the same terms and conditions as for Raytheon. Raytheon had formerly been our parent prior to a recapitalization and merger transaction on May 5, 1998. The Sankaty Funds are an affiliate of Bain/RCL, L.L.C. which, before the sale, owned 55.9% of our outstanding common membership interests through its ownership of Class A and Class L membership units in our Company.

Management Investor Promissory Notes

We entered into promissory notes (the “Promissory Notes”) currently aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008. The Promissory Notes are classified as a component of members’ deficit at December 31, 2003 and 2002. Promissory Notes were repaid to us in the amount of $0.1 million for the year ended December 31, 2001, no repayment for the year ended December 31, 2002 and less than $0.1 million for the year ended December 31, 2003.

Executive Unit Purchase Agreements

Certain members of management of the Company have entered into executive unit purchase agreements (the “Purchase Agreements”) which govern the Executives’ investment in the common membership interests of the Company.

The Purchase Agreements provide us with a repurchase option upon the termination of each Executive. If the Executive’s termination is the result of death, permanent disability or without cause, as defined, Class A and Class L Units, and vested Class M, Class B and Class C Units may be repurchased by us at a price per unit equal to fair market value, as defined, and unvested Class M, Class B and Class C Units may be repurchased at a price per unit equal to the lower of fair market value or original value, as defined. If an Executive’s termination is voluntary or for cause, as defined, all units may be repurchased at a price equal to the lower of fair market value or original value, unless an Executive’s voluntary termination occurs seven and one-half years from May 5, 1998, in which case the repurchase price shall be fair market value. The Class M, Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests (see Note 10).

Management Services Agreement

We have entered into a management services agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by us and Bain LLC.

In exchange for services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by us and of each financing or refinancing (currently approximately 1.0% of total financings). Pursuant to the Management Services Agreement transaction fees paid in 2002 with respect to the new Senior Credit Facility and new Asset Backed Facility totaled $3.5 million. The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Alliance Laundry Holdings LLC

Schedule II - Valuation and Qualifying Accounts

(Dollars in Thousands)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charges to Expense/ (Income)	Deductions	Balance at End of Period
Year ended:
December 31, 2001	$719	25	82	$662
December 31, 2002	$662	(319)	136	$207
December 31, 2003	$207	66	16	$257

Inventory Valuation Reserves:

	Balance at Beginning of Period	Charges to Expense/ (Income)	Deductions	Balance at End of Period
Year ended:
December 31, 2001	$2,590	1,437	1,220	2,807
December 31, 2002	$2,807	1,025	1,103	2,729
December 31, 2003	$2,729	(2)	1,307	1,420

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of March 9, 2004 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Managers and Executive Officers

The representatives to our Board of Managers (each, a “Manager”) and executive officers are as follows:

Name	Age	Position
Thomas F. L’Esperance	55	Chief Executive Officer and Manager
Jeffrey J. Brothers	57	Senior Vice President, Sales and Marketing
Bruce P. Rounds	47	Vice President, Chief Financial Officer
William J. Przybysz	59	Vice President, General Manager Marianna, Florida Operations
R. Scott Gaster	51	Vice President, Ripon Operations
Robert T. Wallace	48	Vice President, Corporate Controller
Scott L. Spiller	53	Vice President, Law and Human Resources
Edward W. Conard	47	Manager
Robert C. Gay	52	Manager
Stephen M. Zide	43	Manager and Audit Committee Member
Stephen C. Sherrill	50	Manager and Audit Committee Member

Thomas F. L’Esperance serves as a Manager. He has been our Chief Executive Officer since March 1996. He had served as President of the Amana Home Appliance Company from 1993 to 1996 and was President of Caloric Corporation, a manufacturer of appliances, for two years prior to 1993. From 1971 to 1991, Mr. L’Esperance held several executive management positions with Raytheon.

Jeffrey J. Brothers has been Senior Vice President of Sales and Marketing of our Company since October 1989. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

Bruce P. Rounds joined our Company in 1989 as Vice President of Finance and was promoted to his current position in February 1998. He held the position of Vice President, Business Development, for us from 1996 to 1998. Before coming to the Company, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a Certified Public Accountant.

William J. Przybysz rejoined our Company in May 2000 as Vice President, General Manager Marianna, Florida Operations. Previously he had been with the Company as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, Tennessee. Mr. Przybysz prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

R. Scott Gaster joined our Company as Vice President, Procurement and Materials, in June 1995. He took on the added responsibility of Vice President of Washer and Dryer Operations in July 1997 and Tumbler Operations in August 1998. In December of 2003 Mr. Gaster’s position was updated to Vice President, Ripon Operations. Mr. Gaster has also retained his former purchasing responsibilities. Prior to joining our Company, he was employed by GKN Automotive, Inc. from 1979 to 1995 in such positions as Director of Procurement and Logistics, Corporate Purchasing Agent and Purchasing Manager.

Robert T. Wallace has been Vice President, Corporate Controller, of our Company since June 1996. He held positions as Controller and Manager-Reporting and Analysis for our Company from 1990 to 1996. Mr. Wallace’s previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a Certified Public Accountant.

Scott L. Spiller has been Vice President of Law & Human Resources, and General Counsel of our Company since February 1998. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was General Counsel and Secretary of our Company for ten years.

Edward W. Conard serves as a Manager. He has been a Managing Director of Bain Capital Partners, LLC (“BCP”) since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President of Bain & Company, where he headed the management consulting firm’s operations practice area. Mr. Conard also serves as a director of Waters Corporation, ChipPac, US Synthetic, Unisource Worldwide Inc. and Broder Brothers.

Robert C. Gay serves as a Manager. Mr. Gay has been a Managing Director of BCP since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 through 1989, Mr. Gay was a Principal of Bain Venture Capital. Mr. Gay is a member of the Supervisory Board of Buhrmann/Corporate Express and the Vice Chairman of the Board of Directors of Icon Health & Fitness. He also serves as a Director of Bocchi Laboratories, DIC Entertainment, Nutraceutical, Walco, Maxim Crane and US Synthetics.

Stephen M. Zide serves as a Manager. Mr. Zide has been a Managing Director of BCP since 2001. From 2000 to 2001, Mr. Zide was a Principal of BCP. From 1998 through 2000, Mr. Zide was a Managing Director of Pacific Equity Partners. Previously, he was a Principal of BCP and a Partner at the law firm of Kirkland & Ellis. Mr. Zide also serves as a director of Keystone Automotive Operations, Broder Brothers and Maxim Crane Works.

Stephen C. Sherrill serves as a Manager. Mr. Sherrill is a Managing Director of Bruckmann, Rosser, Sherrill & Co. Mr. Sherrill was an officer of Citicorp Venture Capital, Ltd. from 1983 through 1994. Mr. Sherrill is a Director of Remington Arms, Inc., B & G Foods, Inc., and Doane Pet Care Enterprises, Inc.

Audit Committee

The audit committee of the Board of Managers is comprised of Messrs. Stephen M. Zide and Stephen C. Sherrill. Messrs. Zide and Sherrill qualify as “audit committee financial experts”, as defined by Securities and Exchange Commission Rules, based on their education, experience and background. There is no independent audit committee financial expert on the audit committee.

Code of Ethics

On March 4, 2004, we adopted a code of ethics (“Code”) that applies to our Board of Managers and officers, including our principal executive officer, principal financial officer, principal accounting managers and controller. We have filed the Code as Exhibit 14.1 to this Annual Report on Form 10-K or is available to any person upon request by calling (920)-748-3121.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2003 and 2002 of those persons who served as (i) the chief executive officer during 2003 and (ii) the other four most highly compensated executive officers of our Company for 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)
Thomas F. L’Esperance	2003	318,360	481,706	19,560	(1)
Chief Executive Officer	2002	293,424	285,422	16,448	(1)
	2001	284,880	285,422	12,100	(1)

William J. Przybysz	2003	167,904	96,199	—
VP and General Manager,	2002	158,275	57,000	—
Marianna Operations	2001	153,500	50,124	—

R. Scott Gaster	2003	166,309	87,842	8,405	(1)
VP, Washer, Dryer and	2002	153,060	52,048	11,185	(1)
Tumbler Operations	2001	144,464	52,048	7,263	(1)

Jeffrey J. Brothers	2003	159,466	85,625	12,582	(1)
Senior VP, Sales and Marketing	2002	142,812	50,735	10,298	(1)
	2001	138,516	50,735	7,140	(1)

Bruce P. Rounds	2003	158,304	83,432	8,082	(1)
VP, Chief Financial Officer	2002	140,475	49,435	10,118	(1)
	2001	135,942	49,435	7,560	(1)

(1)	Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.

Employment Agreement

In connection with the Recapitalization, we entered into an employment agreement with Thomas F. L’Esperance, which was amended on July 23, 2003 to renew for additional one year periods from May 4, 2003 forward, unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. Such agreement provides for: (i) a minimum base salary and participation in an annual bonus program so long as we employ Mr. L’Esperance; (ii) severance benefits; (iii) non-competition, non-solicitation and confidentiality agreements; and (iv) other terms and conditions of Mr. L’Esperance’s employment.

Executive Unit Purchase Agreement

In connection with the Recapitalization, Alliance Laundry Holdings LLC entered into Executive Unit Purchase Agreements with the Management Investors (each, an “Executive”), including

Mr. L’Esperance, Mr. Gaster, Mr. Brothers, and Mr. Rounds. Such agreements govern the sale to the Executives of common membership interests of Alliance Laundry Holdings LLC in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units.

Deferred Compensation Agreements

In connection with the Recapitalization, Raytheon, the Company and the Parent entered into Deferred Compensation Agreements with certain Executives, including Mr. L’Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the Executive ten years after the date of such agreement, regardless of whether the Executive is employed by us as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein.

In addition, we have established the Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan. The Plan provides certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the Plan.

Pension Plan

Substantially all of our eligible salaried employees, including our executive officers, are covered under the Alliance Laundry Systems Pension Plan (the “Pension Plan”). The cost of the Pension Plan is borne entirely by the Company. The Pension Plan is a defined benefit cash balance plan. Under this plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s remuneration adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table
Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $54,370 (indexed for years after 2002) at the lesser of 5% or the percentage used per the above table. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 2.26% for 2003. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $200,000 in 2003. A participant vests in his benefits accrued under the Pension Plan after five years of service.

Respective years of benefit service under the Pension Plan, through December 31, 2003, are as follows: Mr. L’Esperance 5; Mr. Przybysz 3; Mr. Gaster 7; Mr. Brothers 24 and Mr. Rounds 14.

Mr. L’Esperance was covered under Raytheon plans through April 1998, at which time he became a participant under our Pension Plan.

Savings Plan

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Employees are permitted to defer a portion of their income under this plan and we will provide a matching contribution equal to 50% of the first 6% of the employee’s contribution.

Compensation of Managers

We will reimburse Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate Managers for services provided in such capacity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Alliance Holdings owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth certain information regarding the approximate beneficial ownership of Alliance Holdings common equity interests held by (i) each person (other than Managers and our executive officers) known by us to own more than 5% of our outstanding common membership interests, (ii) certain Managers of the Company and (iii) the Named Executive Officers of the Company. The Parent’s common equity interests are comprised of five classes of membership units including Class A, Class L, Class M, Class B, and Class C.

Name and Address of Beneficial Owner	Percentage of Common Membership Interests
Bain Funds(1)(2) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%

BRS Investors(3) c/o Bruckmann, Rosser, Sherrill & Co., L.P. 126 East 56th Street, 29th Floor New York, NY 10022	27.7%

Management Investors(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	7.9%

Edward W. Conard(1)(2)(5) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%

Name and Address of Beneficial Owner	Percentage of Common Membership Interests
Robert C. Gay(1)(2)(5) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%

Stephen C. Sherrill(3)(6) c/o Bruckmann, Rosser, Sherrill & Co., L.P. 126 East 56th Street, 29th Floor New York, NY 10022	27.7%

Stephen M. Zide(1)(2)(5) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%

Thomas F. L’Esperance(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	3.8%

William J. Przybysz (4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.0%

R. Scott Gaster(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.7%

Jeffrey J. Brothers(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.8%

Bruce P. Rounds(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.8%

All Managers and executive officers as a group(1)(2)(3)(4)	91.0%

(1)	Amounts shown reflect interests in Bain/RCL, L.L.C. which beneficially owns 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Parent.

(2)	Amounts shown reflect the aggregate interests held by Bain Capital Fund V, L.P. (“Fund V”), BCIP Trust Associates II (“BCIP Trust”), BCIP Trust Associates II-B (“BCIP Trust II-B”), BCIP Associates II (“BCIP”) and BCIP Associates II-B (“BCIP II-B”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Conard, Gay and Zide.

(3)	Amounts shown reflect the aggregate interests held by Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS”), BCB Family Partners, L.P., NAZ Family Partners, L.P., Paul D. Kaminski, Bruce C. Bruckmann, Donald J. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, H. Virgil Sherrill, Nancy A. Zweng, John Rice Edmonds, Susan Kaider, Marilena Tibrea, Walker C. Simmons, Beverly Place, Elizabeth McShane and MLPF&S Custodian FBO Paul Kaminski (collectively, the “BRS Investors”).

(4)	Includes Class A and Class L membership units in the Parent but excludes Class M, Class B and Class C membership units which are subject to vesting and generally have no voting rights, representing on a fully diluted basis approximately 14.7% of Parent’s membership units for the Management Investors, 4.3% for Mr. L’Esperance, 0.8% for Mr. Przybysz, 1.7% for Mr. Gaster, 1.9% for Mr. Brothers and 1.7% for Mr. Rounds.

(5)	Messrs. Conard, Gay and Zide are each Managing Directors and/or members of Bain Capital Investors LLC, the managing partner of BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B and the sole general partner of Bain Capital Partners V, L.P. (“BCPV”), and are limited partners of BCPV, the sole general partner of Fund V. Accordingly Messrs. Conard, Gay and Zide may be deemed to beneficially own the interests owned by Fund V. Messrs. Conard, Gay and Zide, and entities affiliated with them, are each general partners of BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B and, accordingly, may be deemed to beneficially own the interests owned by BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6)	Mr. Sherrill is a director of BRSE Associates, Inc., the sole general partner of BRS Partners, L.P., and the sole general partner of BRS and, accordingly, may be deemed to beneficially own the interests owned by BRS. Mr. Sherrill disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent Securityholders Agreement

Upon the consummation of the Recapitalization, Alliance Holdings, Raytheon and the securityholders entered into a securityholders agreement (the “Securityholders Agreement”). The Securityholders Agreement: (i) restricts the transfer of the equity interests of Alliance Holdings; (ii) grants tag-along rights on certain transfers of equity interests of Alliance Holdings; (iii) requires the securityholders to consent to a sale of Alliance Holdings to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of Alliance Holdings; and (iv) grants preemptive rights on certain issuances of equity interests of Alliance Holdings. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering or a Liquidity Event (each as defined in the Securityholders Agreement).

Management Services Agreement

In connection with the Recapitalization, we entered into a Management Services Agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC. In exchange for such services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture made by us and of each financing or refinancing (currently approximately 1.0% of total financings). Pursuant to the Management Services Agreement in 2002 transaction fees of $3.5 million were paid with respect to the new Senior Credit Facility and new Asset Backed Facility. The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Parent Registration Rights Agreement

Upon the consummation of the Recapitalization, Alliance Holdings, Raytheon and the securityholders, entered into a registration rights agreement (the “Parent Registration Rights Agreement”). Under the Parent Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Parent Registration Rights Agreement) owned by Bain LLC have the right, subject to certain conditions, to require Alliance Holdings to register any or all of their common equity interests of Alliance Holdings under the Securities Act at our expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any common equity interests of Alliance Holdings subject to the Parent Registration Rights Agreement in any registration statement at our expense whenever Alliance Holdings proposes to register any of its common equity interests under the Securities Act. In connection with all such registrations, Alliance Holdings has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Parent Amended and Restated Limited Liability Company Agreement

Bain LLC, the BRS Investors, the Management Investors and Raytheon (collectively, the “Members”) have entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). The LLC Agreement governs the relative rights and duties of the Members.

Membership Interests. The ownership interests of the members in Alliance Holdings consist of preferred units (the “Preferred Units”) and common units (the “Common Units”). The Common Units represent our common equity. Holders of the Preferred Units are entitled to the return of capital contributions prior to any distributions made to holders of the Common Units.

Distributions – Subject to any restrictions contained in any financing agreements to which we or any of our affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the “Board”) may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

First,	to the holders of Preferred Units, an amount determined by the aggregate unreturned capital.

Second,	to the holders of Class L Units, an amount equal to the aggregate unreturned capital of $45.6 million.

Third,	to the holders of Class L Units, the unpaid yield accrued on such Class L Units in an amount up to $900 per Class L Unit ($5.1 million).

Fourth,	ratably to the holders of Class L Units and Class M Units, any remaining unpaid yield accrued on the Class L Units ($38.3 million at December 31, 2003).

Fifth,	ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to the clauses described above, including achievement of the Class B and C Unit target multiples.

We may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2003.

Management. The Board consists of five individuals (each a “Representative”). Pursuant to the Securityholders Agreement, the holder of the majority of the Common Units held by the BRS Investors appointed one Representative. The members of Alliance Holdings holding a majority of the Bain Units (as defined in the LLC Agreement) appointed the remaining Representatives. The current Board consists of Messrs. L’Esperance, Conard, Gay, Sherrill and Zide.

Junior Subordinated Promissory Note

Upon the consummation of the Recapitalization, Alliance Holdings issued a Junior Subordinated Promissory Note (the “Junior Note”) in the principal amount of $9.0 million due August 21, 2009, to Raytheon. Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter. The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein.

Parent Seller Preferred Equity

Upon the consummation of the Recapitalization, Alliance Holdings issued mandatorily redeemable preferred membership interests (the “Seller Preferred Equity”) with a liquidation value of $6.0 million to Raytheon. The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a Change of Control (as defined therein), (ii) any initial public offering or (iii) 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from us in an amount equal to their Unreturned Capital (as defined therein) prior to distributions in respect of any other membership interests of the Parent.

Management Investor Promissory Notes

In connection with the Recapitalization, Alliance Holdings entered into promissory notes (the “Promissory Notes”) aggregating approximately $1.1 million with Mr. L’Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds to help finance the purchase of Common Units in the Parent. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2003, the Audit Committee of our Board of Managers approved the continuation of PricewaterhouseCoopers LLP for audit, tax and pension related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2003 and 2002, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. The Audit Committee of our Board of Managers has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant’s independence.

	2003	2002
	(in thousands)
Audit Fees(1)	$309.5	$382.4
Audit –Related Fees(2)	22.0	432.8
Tax Fees(3)	103.1	98.6
All Other Fees(4)	238.8	124.6

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews and out-of-pocket expenses billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the review of financial statements included in Form 10-Q’s.

(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements. Services for 2003 include pension and ALCAP 401(k) plan audits. For 2002, services include pension and ALCAP 401(k) plan audits as well as $415,291 of costs incurred while pursuing an initial public offering through a Canadian Income Trust.

(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning.

(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Services in this category are pension and benefit consulting services which includes such services as actuarial valuation, claims analysis, preparation of regulatory forms, benefits calculations, pension plan five-year projections, preparation of salaried pension plan benefit statements, and consultation on the merger of our hourly and salaried pension plans. Pension actuarial services were administered pursuant to contracts in existence prior to May 6, 2003. Henceforth, we have contracted these actuarial services to be provided by Mercer Human Resource Consulting.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report.

(b) Reports on 8-K. None.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To
2.1	Agreement and Plan of Merger, dated as of February 21, 1998, by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon Commercial Laundry LLC and Raytheon Company.	Exhibit 2.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 2, 1998, by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon Commercial Laundry LLC and Raytheon Company.	Exhibit 2.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.1	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.2	Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC.	Exhibit 3.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.3	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.4	Bylaws of Alliance Laundry Corporation.	Exhibit 3.4 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

4.1	Indenture, dated as of May 5, 1998, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, the Guarantors and United States Trust Company of New York.	Exhibit 4.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.1	Purchase Agreement, dated as of April 29, 1998, by and among Alliance Laundry Systems LLC, Alliance Laundry Corporation and the Initial Purchasers.	Exhibit 10.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.2	Registration Rights Agreement, dated as of May 5, 1998, by and among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC, and Lehman Brothers Inc. and Credit Suisse First Boston Corporation.	Exhibit 10.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.5	Amended and Restated Limited Liability Agreement of Alliance Laundry Holdings LLC, dated as of May 5, 1998.	Exhibit 10.5 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.6	Alliance Laundry Holdings LLC, Securityholders Agreement, dated as of May 5, 1998, between Alliance Laundry Holdings LLC and the Securityholders.	Exhibit 10.6 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.7	Alliance Laundry Holdings LLC, Registration Rights Agreement, made as of May 5, 1998, by and among Alliance Laundry Holdings LLC, Raytheon Company, Bain/RCL and the Securityholders.	Exhibit 10.7 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.8	Employment Agreement, made as of May 5, 1998, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.8 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.9	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, LLC, Thomas F. L’Esperance and Stifel, Nicolaus Custodian for Thomas F. L’Esperance IRA and Stifel, Nicolaus Custodian for Paula K. L’Esperance IRA.	Exhibit 10.9 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.10	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, LLC, R. Scott Gaster and Robert W. Baird & Co. Inc. TTEE for R. Scott Gaster IRA.	Exhibit 10.10 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.11	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Jeffrey J. Brothers and Delaware Charter Guarantee and Trust Company, TTEE for Jeffrey J. Brothers, IRA.	Exhibit 10.11 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.13	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Bruce P. Rounds and Stifel, Nicolaus Custodian for Bruce P. Rounds IRA.	Exhibit 10.13 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.14	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Scott L. Spiller and Stifel, Nicolaus Custodian for Scott Spiller IRA.	Exhibit 10.14 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.16	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Thomas F. L’Esperance, Raytheon Company, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.16 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.17	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among R. Scott Gaster, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.17 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.18	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Jeffrey J. Brothers, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.18 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.20	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Bruce P. Rounds, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.20 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.34	Promissory Note, dated as of May 5, 1998, from Thomas F. L’Esperance to RCL Acquisitions, L.L.C.	Exhibit 10.34 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.35	Promissory Note, dated as of May 5, 1998, from R. Scott Gaster to RCL Acquisitions, L.L.C.	Exhibit 10.35 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.36	Promissory Note, dated as of May 5, 1998, from Jeffrey J. Brothers to RCL Acquisitions, L.L.C.	Exhibit 10.36 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.38	Promissory Note, dated as of May 5, 1998, from Bruce P. Rounds to RCL Acquisitions, L.L.C.	Exhibit 10.38 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.40	Advisory Agreement, dated as of May 5, 1998, by and between Alliance Laundry Systems LLC, and Bain Capital, Inc.	Exhibit 10.40 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.42	Junior Subordinated Promissory Note, dated as of May 5, 1998, from Alliance Laundry Holdings LLC to Raytheon Company.	Exhibit 10.42 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.47	Letter Agreement, dated as of April 29, 1998, by and among Bain/RCL, L.L.C. and RCL Acquisitions, L.L.C., Raytheon Company and Raytheon Commercial Laundry LLC.	Exhibit 10.47 to the Registrant’s Form S-4, Amendment #5, dated March 3, 1999 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.49	Indenture Agreement, dated as of November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and The Bank of New York as indenture trustee.	Exhibit 10.49 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.50	Purchase Agreement, dated as of November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Alliance Laundry Systems LLC, in its own capacity and as servicer.	Exhibit 10.50 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.51	Pooling and Servicing Agreement, dated November 28, 2000, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables LLC and Alliance Laundry Equipment Receivables Trust 2000-A.	Exhibit 10.51 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.52	Trust Agreement, dated November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Wilmington Trust Company as owner trustee.	Exhibit 10.52 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.53	Administration Agreement, dated November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and Alliance Laundry Systems LLC as administrator, and The Bank of New York as indenture trustee.	Exhibit 10.53 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.54	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables LLC, dated as of November 28, 2000.	Exhibit 10.54 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.55	Insurance and Indemnity Agreement, dated as of November 28, 2000, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2000-A as Issuer, Alliance Laundry Equipment Receivables LLC as Seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.55 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.59	Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of February 27, 2002	Exhibit 10.1 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

10.60	First amendment to the Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of June 21, 2002	Exhibit 10.2 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.61	Second amendment, Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of August 19, 2002	Exhibit 10.3 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

10.62	Amended and Restated Credit Agreement, dated as of August 2, 2002, among Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, the several banks or other financial institutions or entities from time to time parties to this Agreement, Lehman Commercial Paper Inc. as syndication agent, Fleet National Bank and LaSalle Bank National Association as documentation agents and General Electric Capital Corporation as administrative agent.	Exhibit 10.62 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.63	Intercreditor Agreement, dated as of November 26, 2002, by and between General Electric Capital Corporation as administrative agent and The Bank of New York as indenture trustee.	Exhibit 10.63 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.64	Supply Agreement, effective January 1, 2003, by and among Coinmach Corporation, Super Laundry Equipment Corporation and Alliance Laundry Systems LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.64 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.65	Indenture, dated as of November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A and The Bank of New York as indenture trustee.	Exhibit 10.65 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.66	Purchase Agreement, dated as of November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.66 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.67	Pooling and Servicing Agreement, dated November 26, 2002, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2002 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2002-A as issuer.	Exhibit 10.67 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.68	Trust Agreement, dated November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.68 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.69	Administration Agreement, dated November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A, as issuer, and Alliance Laundry Systems LLC, as administrator, and The Bank of New York, as indenture trustee.	Exhibit 10.69 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.70	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2002 LLC, dated as of November 26, 2002.	Exhibit 10.70 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.71	Insurance and Indemnity Agreement, dated as of November 26, 2002, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2002-A as issuer, Alliance Laundry Equipment Receivables 2002 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.71 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.72	Note Purchase Agreement, dated as of November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A as issuer, The Bank of New York as indenture trustee, Alliance Laundry Systems LLC as the servicer, Alliance Laundry Equipment Receivables 2002 LLC as the transferor, the Note Purchasers party hereto, Bear Stearns & Co. Inc. as co-administrative agent, MBIA Insurance Corporation as an agent, and Canadian Imperial Bank of Commerce as co-administrative agent and agent.	Exhibit 10.72 to the Registrant’s Form 10-K, dated March 12, 2003 (file no. 333-56857)

10.73	Amendment No. 1 to Alliance Laundry Systems LLC Employment Agreement, dated as of July 23, 2003 by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.1 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.74	Amendment No. 1 to Alliance Laundry Holdings LLC Securityholders Agreement and Registration Rights Agreement, dated as of July 23, 2003.	Exhibit 10.2 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.75	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement by Alliance Laundry Holdings LLC, dated as of July 23, 2003.	Exhibit 10.3 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.76	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of July 23, 2003	Exhibit 10.4 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.77	Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Thomas F. L’Esperance.	Exhibit 10.5 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.78	Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and William J. Przybysz.	Exhibit 10.6 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.79	Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and R. Scott Gaster.	Exhibit 10.7 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.80	Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Jeffrey J. Brothers.	Exhibit 10.8 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.81	Alliance Laundry Holdings LLC 2003 Executive Unit Agreement, dated as of August 1, 2003 by and between Alliance Laundry Holdings LLC and Bruce P. Rounds	Exhibit 10.9 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.82	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement by Alliance Laundry Holdings LLC, dated as of September 12, 2003.	Exhibit 10.10 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

10.83	Amendment No. 2 to Securityholders Agreement and Registration Rights Agreement by and among Alliance Laundry Holdings LLC and Bain/RCL, L.L.C., dated as of September 12, 2003.	Exhibit 10.11 to the Registrant’s Form 10-Q, dated November 12, 2003 (file no. 333-56857)

14.1*	Code of Ethics

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 9th day of March 2004.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chairman and Chief Executive Officer	3/9/04

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President and Chief Financial Officer	3/9/04

Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 9, 2004, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ THOMAS F. L’ESPERANCE

Thomas F. L’Esperance Chief Executive Officer and Manager

/s/ EDWARD W. CONARD

Edward W. Conard Manager

/s/ STEPHEN C. SHERRILL

Stephen C. Sherrill Manager

/s/ STEPHEN M. ZIDE

Stephen M. Zide Manager

/s/ ROBERT C. GAY

Robert C. Gay Manager