Form 10-Q
period 2004-03-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2004-05-06
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q*

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☐

*	This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Holdings LLC

Form 10-Q

For The Period Ended March 31, 2004

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$9,230	$7,937
Accounts receivable, net	7,549	9,157
Inventories, net	32,333	26,215
Beneficial interests in securitized accounts receivable	16,221	16,789
Prepaid expenses and other	1,659	898

Total current assets	66,992	60,996
Notes receivable, net	6,411	8,161
Property, plant and equipment, net	32,654	34,035
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	22,691	22,676
Debt issuance costs, net	7,154	7,636
Other assets	1,926	1,721

Total assets	$193,242	$190,639

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$12,156	$11,270
Revolving credit facility	—	—
Accounts payable	9,821	11,279
Other current liabilities	22,618	20,428

Total current liabilities	44,595	42,977
Long-term debt:
Senior credit facility	140,091	145,975
Senior subordinated notes	110,000	110,000
Junior subordinated note	25,189	24,171
Other long-term debt	720	783
Other long-term liabilities	7,335	6,491
Mandatorily redeemable preferred interests	6,000	—

Total liabilities	333,930	330,397
Commitments and contingencies (see Note 3)
Mandatorily redeemable preferred interests	—	6,000
Members’ deficit	(140,688)	(145,758)

Total liabilities and members’ deficit	$193,242	$190,639

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues:
Commercial laundry	$56,308	$51,329
Service parts	9,972	9,780

	66,280	61,109
Cost of sales	45,521	44,022

Gross profit	20,759	17,087
Selling, general and administrative expense	8,619	8,217
Offering related expenses	728	—

Total operating expense	9,347	8,217

Operating income	11,412	8,870
Interest expense	7,110	7,685
Other income (expense), net	(34)	—

Income before taxes	4,268	1,185
Provision for income taxes	49	—

Net income	$4,219	$1,185

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$4,219	$1,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,587	2,807
Non-cash interest	1,783	1,593
Gain on sale of property, plant and equipment	34	—
Changes in assets and liabilities:
Accounts receivable	1,608	(4,104)
Inventories	(6,118)	(1,316)
Other assets	2,128	1,657
Accounts payable	(1,458)	(3,750)
Other liabilities	2,269	1,425

Net cash provided by (used in) operating activities	7,052	(503)

Cash flows from investing activities:
Additions to property, plant and equipment	(698)	(1,134)

Net cash used in investing activities	(698)	(1,134)

Cash flows from financing activities:
Repayment of management note	—	32
Principal payments on long-term debt	(5,061)	(5,059)
Net increase in revolving line of credit borrowings	—	2,000

Net cash used in financing activities	(5,061)	(3,027)

Increase (decrease) in cash	1,293	(4,664)
Cash at beginning of period	7,937	7,339

Cash at end of period	$9,230	$2,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,561	$2,664

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance”, “we,” “our” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2004 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although we believe the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended March 31, 2004 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2003.

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2004 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $5.6 million at March 31, 2004. We did not enter into any new variable interests since December 31, 2003. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain Staff Positions that effectively amended SFAS No. 150. The statement is effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long- term liability section of our consolidated balance sheet (see Note 8).

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003, except for estimated future benefit payments, which will be effective in the second quarter of 2004. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within the financial statement notes for the first quarter of 2004 (see Note 6).

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entities. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Materials and purchased parts	$9,584	$9,167
Work in process	3,325	3,074
Finished goods	20,422	15,394
Less: inventory reserves	(998)	(1,420)

	$32,333	$26,215

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

Because of the risk this lawsuit presented, we commenced settlement negotiations with Mr. Lopez in the second quarter of 2003. On July 17, 2003 a Settlement, Release, Discharge and Indemnification Agreement was entered into by Mr. Lopez and the Company. While denying any liability whatsoever, we agreed to and paid Mr. Lopez US$736,440 on August 6, 2003 and agreed to deliver to Mr. Lopez in Brazil commercial laundry equipment, free of charge, up to a cost to us of US$60,000. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsel signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement arising from a coin selector, the “W2000”, which was a vendor supplied component used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH, has indemnified us and has agreed to pay and is paying for our representation in this matter. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial, the court indicated it would enter an order rendering judgment for Imonex that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The court has withheld ruling upon the timelines of Imonex bringing its damage claims. The court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against us with the remainder against the other Münzprüfer customers) to $490,295 ($267,645 against us with the remainder against the other Münzprüfer customers) and gave Imonex the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Imonex filed an election for a new trial on damages, and filed proposed language for the injunction. The Münzprüfer customers filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the court ruled it will not enhance any damages for willful infringement, but entered judgment for Imonex on the issues of infringement, and validity of Imonex’s patents. Imonex submitted expert reports at the new trial on damages which attempted to prove actual damages of approximately $16,267,644 (approximately $6,305,232 against us with the remainder against other Münzprüfer customers). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Imonex ($614,662 against us with the remainder against the other Münzprüfer customers). Final judgment on the August 18, 2003 jury verdict was rendered on February 9, 2004 against all the Münzprüfer customers. The final judgment included $614,662 against us, plus prejudgment interest, yielding $771,728 against us. In addition, the judgment awarded court costs to Imonex, including attorneys’ fees. On February 23, 2004, Imonex submitted an application seeking from all the Münzprüfer customers a total of $669,107 in attorneys’ fees and $133,214 in court costs. The preliminary injunction of August 12, 2003 was made permanent. The Münzprüfer customers have filed a post judgment motion seeking to have the judgment amended or set aside.

Imonex has filed a Notice of Appeal and the Court of Appeals for the Federal Circuit set the date of docketing as March 16, 2004. The Münzprüfer customers have filed cross appeals. Imonex has served a statement of issues that it will pursue on appeal. The Münzprüfer customers are not required to notify Imonex of their appeal issues until they file their appeal brief. Imonex’s appeal brief is due May 17, 2004. The Münzprüfer customers’ appeal brief is due 40 days after Imonex’s brief is served.

Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with generally accepted accounting principles, as a judgment has been rendered by the court, in the fourth quarter of 2003 we recorded an appropriate payable to Imonex related to our liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements.

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where our Company or predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws.

NOTE 4. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility (the “Asset Backed Facility”). Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2004 was $24.3 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy products without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We record an estimate for future warranty related costs based on actual historical incident rates and cost per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Balance at beginning of period	$4,759	$4,890
Accruals for current and pre-existing warranties issued during the period	422	612
Settlements made during the period	(572)	(612)

Balance at end of period	$4,609	$4,890

NOTE 5. COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the three months ended March 31, 2004 and 2003 consist of the following (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Comprehensive income:
Net income	$4,219	$1,185
Other comprehensive income
Net unrealized holding gain on residual interests	851	1,124

Comprehensive income	$5,070	$2,309

NOTE 6. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for these plans for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$406	$361	$23	$16
Interest cost	671	642	27	22
Expected return on assets	(827)	(706)	—	—
Amortization of net obligation	—	—	11	11
Amortization of prior service cost	18	18	—	—
Amortization of loss	18	129	14	9

Net periodic benefit cost	$286	$444	$75	$58

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to contribute anything to our pension plan for 2004. As of March 31, 2004, no contributions have been made. We presently anticipate contributing $0.6 million to fund our pension plan in 2004 and in 2005.

In April 2004, the Pension Funding Equity Act of 2004 (the “Act”) was signed into law allowing many corporations to reduce their required pension contributions during 2004 and 2005. The Act had no material impact on our 2004 required minimum contribution of zero. In order to maintain a healthy funded plan we have chosen to fund the plan.

Postretirement Health Care Plan

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

NOTE 7. RELATED PARTY TRANSACTIONS

2003 Executive Unit Agreements

On August 1, 2003, we amended and restated our Limited Liability Company Agreement to issue Class M Units and to issue incremental Class B Units, which in turn have been issued to certain members of management (each an “Executive”). The Class M Units have a higher priority in any distributions as compared to our Class A, Class B and Class C Units. These units were issued in return for the Executive’s present service to us and as an incentive for the Executive to continue to provide future services to us. These units are subject to certain terms and conditions which include vesting provisions and Company repurchase provisions if the Executive is no longer employed by us.

The Class M and incremental Class B Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests. We have not recognized any compensation expense related to these units. At any such time that these units would be considered to have intrinsic value, we would record an appropriate level of compensation expense.

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

NOTE 8. MANDATORILY REDEEMABLE PREFERRED INTERESTS

Our mandatorily redeemable preferred interests (the “preferred interests”) have a liquidation value of $6.0 million. These preferred interests do not accrete, accrue or pay dividends and are redeemable at the earlier of (i) a change of control (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement), (ii) any initial public offering or (iii) 2009. The holders of the preferred interests are entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company.

We adopted SFAS No. 150 as of January 1, 2004, which required us to reclassify the preferred interests from mezzanine equity to the long-term liability section of our consolidated balance sheet. SFAS No. 150 requires us to measure the preferred interests at fair value at the time of adoption and at each reporting date. The preferred interests have been carried at the $6.0 million redemption amount since inception, which approximates the fair value of the preferred interests.

NOTE 9. SUBSEQUENT EVENTS

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of March 31, 2004 we have incurred and recorded $0.7 million of offering related expense in the consolidated statement of income, and have capitalized $0.4 million of debt and offering related expenses in the consolidated balance sheet.

In connection with these offerings, we expect to commence a tender offer and consent solicitation for all of our outstanding $110 million aggregate principal amount of 9 5/8% senior subordinated notes due 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch® and Ajax®, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial position and operating results as of and for the year ended December 31, 2003.

RESULTS OF OPERATIONS

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	March 31, 2004	March 31, 2003
	(In millions)
Net revenues:
Commercial laundry	$56.3	$51.3
Service parts	10.0	9.8

	$66.3	$61.1

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	March 31, 2004	March 31, 2003
Net revenues	100.0%	100.0%
Cost of sales	68.7%	72.0%
Gross profit	31.3%	28.0%
Selling, general and administrative expense	13.0%	13.4%
Offering related expense	1.1%	—
Operating income	17.2%	14.5%
Net income	6.4%	1.9%

Net revenues. Net revenues for the quarter ended March 31, 2004 increased $5.2 million, or 8.5%, to $66.3 million from $61.1 million for the quarter ended March 31, 2003. This increase was primarily attributable to higher commercial laundry revenue of $5.0 million and service parts revenue of $0.2 million. The increase in commercial laundry revenue was due primarily to higher international revenue of $2.7 million, higher North American equipment revenue of $1.3 million and higher earnings from our off-balance sheet equipment financing program of $1.0 million. Revenue for North America was higher for on-premise laundries and lower for coin-operated laundry customers. Revenue for international customers was higher in Asia and Europe.

Gross profit. Gross profit for the quarter ended March 31, 2004 increased $3.7 million, or 21.5%, to $20.8 million from $17.1 million for the quarter ended March 31, 2003. This increase was primarily attributable to the higher earnings from our off-balance sheet equipment financing program of $1.0 million, lower depreciation expense of $0.2 million, margins associated with the higher sales volume, and a price increase, which were partially offset by nickel and chrome surcharges of $0.7 million related to stainless steel purchases and unfavorable exchange rates related to foreign purchases. Gross profit as a percentage of net revenues increased to 31.3% for the quarter ended March 31, 2004 from 28.0% for the quarter ended March 31, 2003.

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 2004 increased $0.4 million, or 4.9%, to $8.6 million from $8.2 million for the quarter ended March 31, 2003. The increase in selling, general and administrative expenses was primarily due to higher sales and marketing expenses of $0.4 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.0% for the quarter ended March 31, 2004 as compared to 13.4% for the quarter ended March 31, 2003.

Offering related expense. Offering related expense for the quarter ended March 31, 2004 was $0.7 million, with no similar expense in 2003. Offering related expense as a percentage of net revenues was 1.1% for the quarter ended March 31, 2004.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2004 increased $2.5 million, or 28.7%, to $11.4 million from $8.9 million for the quarter ended March 31, 2003. Operating income as a percentage of net revenues increased to 17.2% for the quarter ended March 31, 2004 from 14.5% for the quarter ended March 31, 2003.

Interest expense. Interest expense for the quarter ended March 31, 2004 decreased $0.6 million, or 7.5%, to $7.1 million from $7.7 million for the quarter ended March 31, 2003. Lower cash interest expense resulting from a reduction in total debt outstanding was partially offset by higher cash interest expense related to the Junior Subordinated Note. Interest expense in 2004 includes an unfavorable non-cash adjustment of $0.4 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 includes an unfavorable non-cash adjustment of $0.7 million to reflect changes in the fair values of a similar interest rate swap agreement.

Net income. As a result of the foregoing, net income for the quarter ended March 31, 2004 increased $3.0 million to net income of $4.2 million as compared to a net income of $1.2 million for the quarter ended March 31, 2003. Net income as a percentage of net revenues increased to 6.4% for the quarter ended March 31, 2004 from 1.9% for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries, filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of March 31, 2004 we have incurred and recorded $0.7 million of offering related expense in the consolidated statement of income, and have capitalized $0.4 million of debt and offering related expenses in the consolidated balance sheet.

In connection with these offerings, we expect to commence a tender offer and consent solicitation for all of our outstanding $110 million aggregate principal amount of 9 5/8% senior subordinated notes due 2008.

We expect to use the proceeds from the offering to repay the outstanding indebtedness under our existing senior credit facility. We will also enter into a new credit facility that will be comprised of a senior secured revolving credit facility (the “new revolver”) and a senior secured term loan facility (the “new term loan”). We expect to use borrowings under the new revolver for general corporate purposes, including working capital, capital expenditures, payment of dividends and letters of credit.

The new revolver will require that we meet certain financial tests and will contain customary covenants and restrictions.

We believe, based on currently available information, that future cash flows from operations, together with available borrowings under the new revolver, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new revolver.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

As of March 31, 2004, we have $288.2 million of combined indebtedness outstanding, consisting of outstanding debt of $152.0 million under the term loan facility, $110.0 million of senior subordinated notes and $25.2 million of junior subordinated notes, $0.6 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.4 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At March 31, 2004 there were no borrowings under our revolving credit facility. Letters of credit issued on our behalf under the revolving credit facility totaled $25.6 million at March 31, 2004. As a result, at March 31, 2004 we had $19.4 million of our $45.0 million revolving credit facility available subject to certain limitations under the senior credit facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, we could have borrowed $19.4 million at March 31, 2004 in additional indebtedness under the revolving credit facility.

The term loan facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(In millions)
2004	$8.7
2005	$13.0
2006	$17.3
2007	$113.0

Our Asset Backed Facility provides for a total of $300.0 million in off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

Historical

Cash generated from operations for the three months ended March 31, 2004 of $7.1 million was principally derived from operations (net income adjusted for depreciation, amortization and non-cash interest) which was partially offset by higher working capital requirements, primarily in inventories. The working capital investment in inventories at March 31, 2004 of $32.3 million increased $6.1 million as compared to the balance of $26.2 million at December 31, 2003. This increase was driven by a management decision to build finished goods stocking levels, in case union negotiations were unsuccessful. The United Steelworkers Union ratified a new contract on February 27, 2004, and we have decreased production levels beginning in the second quarter of 2004 to bring inventories to more traditional stocking levels. Accounts receivable at March 31, 2004 of $7.6 million decreased $1.6 million as compared to the balance of $9.2 million at December 31, 2003. Notes receivable at March 31, 2004 of $6.4 million decreased $1.8 million as compared to the balance of $8.2 million at December 31, 2003. Accounts payable at March 31, 2004 of $9.8 million decreased $1.5 million as compared to the balance of $11.3 million at December 31, 2003.

Net cash provided by operating activities for the three months ended March 31, 2004 of $7.1 million increased by $7.6 million as compared to the three months ended March 31, 2003. This increase was primarily due to higher cash provided by operations of $3.0 million and lower net cash used in changes in assets and liabilities of $4.5 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The lower net cash impact from changes in assets and liabilities for the three months ended March 31, 2004 of $4.5 million was largely due to a $1.6 million decrease in accounts receivable for the three months ended March 31, 2004 as compared to an increase of $4.1 million for the same period in 2003. Accounts payable decreased $1.5 million for the three months ended March 31, 2004 as compared to a decrease of $3.8 million for the same period in 2003. Offsetting the above, we increased inventory stocking levels by $6.1 million in 2004, as compared to an increase of $1.3 million for the same period in 2003.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2004 and March 31, 2003 were $0.7 million and $1.1 million, respectively. Capital spending in both 2004 and 2003 was principally oriented toward product enhancements and reducing manufacturing costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2004 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $5.6 million at March 31, 2004. We did not enter into any new variable interests since December 31, 2003. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain Staff Positions that effectively amended SFAS No. 150. The statement is effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long-term liability section of our consolidated balance sheet.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003, except for estimated future benefit payments, which will be effective in the second quarter of 2004. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within the financial statement notes for the first quarter of 2004.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects, if any, on our existing securitization entities, or the related transition provisions.

However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures. We do not enter into derivatives for speculative purposes. There have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K (file no. 333-56857).

ITEM 4.	CONTROLS AND PROCEDURES

(a) We carried out an evaluation within the 90 day period prior to this report, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (1) are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out our evaluation.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 3 to Item 1 in Part I.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

On February 27, 2004 we ratified a new collective bargaining agreement with The United Steel Workers of America covering employees at our Wisconsin facilities. This new labor agreement is a five year agreement and expires on February 28, 2009.

On March 18, 2004 we issued a press release announcing our intention to re-enter the U.S. consumer market with “commercial quality” home laundry appliances commencing in October of 2004. Over time, we anticipate the entry into this sales channel will mean the addition of several hundred manufacturing positions at our Ripon, WI manufacturing facility. In association with this announcement, we also announced that the Wisconsin Department of Commerce would provide a $1 million loan in cooperation with Fond du Lac County and up to $2 million in Enterprise Development Zone credits to support the $12 million project.

Item 6.	Exhibits and Reports on Form 8-K.

(a) List of Exhibits.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K.

On April 13, 2004, we filed a current report on Form 8-K stating that Alliance Laundry Holdings, Inc. had filed a press release announcing that it had filed a registration statement on Form S-1 in respect of its initial public offering of Income Deposit Securities.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	5-6-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	5-6-04

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	5-6-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	5-6-04

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	5-6-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	5-6-04