Form 10-Q
period 2004-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2004-08-04
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q*

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

For The Period Ended June 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$10,550	$7,937
Accounts receivable, net	7,917	9,157
Inventories, net	26,733	26,215
Beneficial interests in securitized accounts receivable	18,753	16,789
Prepaid expenses and other	1,498	898

Total current assets	65,451	60,996
Notes receivable, net	6,334	8,161
Property, plant and equipment, net	31,575	34,035
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	20,148	22,676
Debt issuance costs, net	6,676	7,636
Other assets	3,951	1,721

Total assets	$189,549	$190,639

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$12,822	$11,270
Revolving credit facility	—	—
Accounts payable	11,313	11,279
Other current liabilities	18,893	20,428

Total current liabilities	43,028	42,977
Long-term debt:
Senior credit facility	132,428	145,975
Senior subordinated notes	110,000	110,000
Junior subordinated note	26,326	24,171
Other long-term debt	657	783
Other long-term liabilities	6,922	6,491
Mandatorily redeemable preferred interests	6,000	—

Total liabilities	325,361	330,397
Commitments and contingencies (see Note 3)
Mandatorily redeemable preferred interests	—	6,000
Members’ deficit	(135,812)	(145,758)

Total liabilities and members’ deficit	$189,549	$190,639

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues:
Commercial laundry	$63,910	$62,142	$120,218	$113,471
Service parts	9,460	8,859	19,432	18,639

	73,370	71,001	139,650	132,110
Cost of sales	52,239	50,212	97,760	94,234

Gross profit	21,131	20,789	41,890	37,876
Selling, general and administrative expense	9,107	8,182	17,726	16,399
Offering related expenses	540	—	1,268	—

Total operating expense	9,647	8,182	18,994	16,399

Operating income	11,484	12,607	22,896	21,477
Interest expense	5,260	7,720	12,370	15,405
Other expense, net	18	797	52	797

Income before taxes	6,206	4,090	10,474	5,275
Provision for income taxes	5	43	54	43

Net income	$6,201	$4,047	$10,420	$5,232

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$10,420	$5,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,118	5,557
Non-cash interest	1,797	3,612
Non-cash incentive unit compensation	670	—
(Gain) loss on sale of property, plant and equipment	52	(9)
Changes in assets and liabilities:
Accounts receivable	1,240	(4,248)
Inventories	(518)	(278)
Other assets	(1,316)	(2,697)
Accounts payable	34	(2,405)
Other liabilities	(746)	54

Net cash provided by operating activities	16,751	4,818

Cash flows from investing activities:
Additions to property, plant and equipment	(1,647)	(2,351)
Proceeds on disposal of property, plant and equipment	5	36

Net cash used in investing activities	(1,642)	(2,315)

Cash flows from financing activities:
Repayment of management note	—	32
Principal payments on long-term debt	(12,121)	(10,118)
Cash paid for capitalized offering related costs	(375)	—
Net increase in revolving line of credit borrowings	—	5,000

Net cash used in financing activities	(12,496)	(5,086)

Increase (decrease) in cash	2,613	(2,583)
Cash at beginning of period	7,937	7,339

Cash at end of period	$10,550	$4,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,494	$10,932

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended June 30, 2004 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

This report on Form 10-Q for the period ended June 30, 2004 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2003.

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

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $5.0 million at June 30, 2004. We did not enter into any new variable interests since December 31, 2003. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

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

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003, except for estimated future benefit payments, which are effective in this quarter. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within our financial statement notes beginning in the first quarter of 2004 (see Note 6).

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

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

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Materials and purchased parts	$8,885	$9,167
Work in process	3,580	3,074
Finished goods	14,793	15,394
Less: inventory reserves	(525)	(1,420)

	$26,733	$26,215

NOTE 3.	COMMITMENTS AND CONTINGENCIES

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

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement arising from a coin selector, the “W2000”, which was a vendor-supplied component used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH, has indemnified us and has agreed to pay and is paying for our representation in this matter. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial, the court indicated it would enter an order rendering judgment for Imonex that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The court has withheld ruling upon the timelines of Imonex bringing its damage claims. The court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against us with the remainder against the other Münzprüfer customers) to $490,295 ($267,645 against us with the remainder against the other Münzprüfer customers) and gave Imonex the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Imonex filed an election for a new trial on damages, and filed proposed language for the injunction. The Münzprüfer customers filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the court ruled it will not enhance any damages for willful infringement, but entered judgment for Imonex on the issues of infringement, and validity of Imonex’s patents. Imonex submitted expert reports at the new trial on damages which attempted to prove actual damages of approximately $16,267,644 (approximately $6,305,232 against us with the remainder against other Münzprüfer customers). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

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

Imonex has filed a Notice of Appeal and the Court of Appeals for the Federal Circuit set the date of docketing as March 16, 2004. Münzprüfer and the Münzprüfer customers have filed cross-appeals. Imonex has served a statement of issues that it will pursue on appeal. Imonex filed its appeal brief on May 13, 2004. Münzprüfer and the Münzprüfer customers’ appeal brief was filed on June 25, 2004. Imonex has 40 days thereafter to file a reply brief. Münzprüfer and the Münzprüfer customers will then have 14 days to file a reply brief. Once the reply briefs are filed, the Court of Appeals for the Federal Circuit will typically schedule a hearing.

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

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where the Company or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquires relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws.

NOTE 4.	GUARANTEES

Pursuant to the terms of a $300.0 million asset backed facility, entered into in November of 2002 by a special-purpose bankruptcy remote subsidiary of ours (the “Asset Backed Facility”), we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under our senior credit facility, subject to certain limits. We are obligated under the reimbursement provisions of the senior credit facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2004 was $25.4 million.

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

The changes in the carrying amount of our total product warranty liability for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$4,759	$4,890
Accruals for current and pre-existing warranties issued during the period	928	1,097
Settlements made during the period	(1,228)	(1,097)

Balance at end of period	$4,459	$4,890

NOTE 5.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2004 and 2003 consist of the following (in thousands):

	Three Months Ended
	June 30, 2004	June 30, 2003
Comprehensive income:
Net income	$6,201	$4,047
Other comprehensive income
Net unrealized holding gain (loss) on residual interests	(1,995)	48

Comprehensive income	$4,206	$4,095

Comprehensive income for the six months ended June 30, 2004 and 2003 consist of the following (in thousands):

	Six Months Ended
	June 30, 2004	June 30, 2003
Comprehensive income:
Net income	$10,420	$5,232
Other comprehensive income
Net unrealized holding gain (loss) on residual interests	(1,144)	1,172

Comprehensive income	$9,276	$6,404

NOTE 6.	EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for these plans for the three months ended June 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$406	$361	$23	$15
Interest cost	671	643	27	23
Expected return on assets	(826)	(705)	—	—
Amortization of net obligation	—	—	12	12
Amortization of prior service cost	17	17	—	—
Amortization of loss	18	129	15	9

Net periodic benefit cost	$286	$445	$77	$59

The components of periodic benefit costs for the six months ended June 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$812	$722	$46	$31
Interest cost	1,342	1,285	54	45
Expected return on assets	(1,653)	(1,411)	—	—
Amortization of net obligation	—	—	23	23
Amortization of prior service cost	35	35	—	—
Amortization of loss	36	258	29	18

Net periodic benefit cost	$572	$889	$152	$117

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to contribute anything to our pension plan for 2004. As of June 30, 2004, $0.7 million of voluntary contributions have been made. We do not presently anticipate contributing additional funds to our pension plan in 2004. We currently anticipate making an additional voluntary contribution of approximately $0.7 million in 2005.

In April 2004, the Pension Funding Equity Act of 2004 (the “Act”) was signed into law allowing many corporations to reduce their required pension contributions during 2004 and 2005. The Act had no material impact on our 2004 required minimum contribution of zero.

Postretirement Health Care Plan

Our postretirement health care plan provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

NOTE 7.	RELATED PARTY TRANSACTIONS

2003 Executive Unit Agreements

On July 23, 2003, we amended and restated our Limited Liability Company Agreement to issue Class M Units and to issue incremental Class B Units, which in turn have been issued to certain members of management (each an “Executive”). These units were issued in return for the Executive’s present service to us and as an incentive for the Executive to continue to provide future services to us. These units are subject to certain terms and conditions which include vesting provisions and repurchase provisions if the Executive is no longer employed by us.

The Class M and incremental Class B Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests. Based upon a valuation of these and all other previously issued incentive units, in the second quarter of 2004 we recognized $0.7 million of compensation expense and a corresponding credit to additional paid in capital. At any such time that these units would be considered to have a higher value, we would record an appropriate level of compensation expense.

NOTE 8.	MANDATORILY REDEEMABLE PREFERRED INTERESTS

Our mandatorily redeemable preferred interests (the “preferred interests”) have a liquidation value of $6.0 million. These preferred interests do not accrete, accrue or pay dividends and are redeemable at the earlier of (i) a change of control (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement), (ii) any initial public offering or (iii) November 5, 2009. The holders of the preferred interests are entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company.

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

NOTE 9.	OFFERING OF INCOME DEPOSIT SECURITIES

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of June 30, 2004 we have incurred and recorded $1.3 million of offering related expense in the consolidated statement of income. In addition we have capitalized $2.0 million of debt and offering related costs in other assets within the consolidated balance sheet.

In connection with these offerings, we expect to commence a tender offer and consent solicitation for all of our outstanding $110 million aggregate principal amount of 9 5/8% senior subordinated notes due 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

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

RESULTS OF OPERATIONS

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	June 30, 2004	June 30, 2003
	(Dollars in millions)
Net revenues:
Commercial laundry	$63.9	$62.1
Service parts	9.5	8.9

	$73.4	$71.0

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	June 30, 2004	June 30, 2003
Net revenues	100.0%	100.0%
Cost of sales	71.2%	70.7%
Gross profit	28.8%	29.3%
Selling, general and administrative expense	12.4%	11.5%
Offering related expenses	0.7%	—
Operating income	15.7%	17.8%
Net income	8.5%	5.7%

Net revenues. Net revenues for the quarter ended June 30, 2004 increased $2.4 million, or 3.3%, to $73.4 million from $71.0 million for the quarter ended June 30, 2003. This increase was primarily attributable to higher commercial laundry revenue of $1.8 million and service parts revenue of $0.6 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $0.3 million and higher international revenue of $2.1 million, which were partially offset by lower earnings from our equipment financing program of $0.6 million. Revenue for North America was higher to coin-operated laundry customers and on-premise laundry and lower to multi-housing laundry customers. Revenue for international was higher to customers in Asia, Europe, the Middle East and Africa.

Gross profit. Gross profit for the quarter ended June 30, 2004 increased $0.3 million, or 1.6%, to $21.1 million from $20.8 million for the quarter ended June 30, 2003. This increase was primarily attributable to margins associated with the higher sales volume, lower depreciation expense and a recent price increase, which were partially offset by the lower earnings from our equipment financing program and nickel and chrome surcharges of $1.2 million related to stainless steel purchases. Gross profit as a percentage of net revenues decreased to 28.8% for the quarter ended June 30, 2004 from 29.3% for the quarter ended June 30, 2003 primarily as a result of the lower earnings from our equipment financing program.

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended June 30, 2004 increased $0.9 million, or 11.3%, to $9.1 million from $8.2 million for the quarter ended June 30, 2003. The increase in selling, general and administrative expenses was primarily due to non-cash incentive compensation of $0.7 million in 2004, higher sales and marketing expenses of $0.5 million and higher independent development costs of $0.2 million, which were partially offset by lower pension costs of $0.5 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.4% for the quarter ended June 30, 2004 from 11.5% for the quarter ended June 30, 2003.

Offering related expense. Offering related expense for the quarter ended June 30, 2004 was $0.5 million, with no similar expense in 2003. Offering related expense as a percentage of net revenues was 0.7% for the quarter ended June 30, 2004.

Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2004 decreased $1.1 million, or 8.9%, to $11.5 million from $12.6 million for the quarter ended June 30, 2003. Operating income as a percentage of net revenues decreased to 15.7% for the quarter ended June 30, 2004 from 17.8% for the quarter ended June 30, 2003.

Interest expense. Interest expense for the quarter ended June 30, 2004 decreased $2.4 million, or 31.9%, to $5.3 million from $7.7 million for the quarter ended June 30, 2003. Interest expense in 2004 includes a favorable non-cash adjustment of $1.5 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 includes an unfavorable non-cash adjustment of $0.7 million to reflect changes in the fair values of a similar interest rate swap agreement. Cash interest expense was lower as a result of reductions in total debt outstanding, but was partially offset by higher interest expense related to the Junior Subordinated Notes.

Net income. As a result of the foregoing, net income for the quarter ended June 30, 2004 increased $2.2 million to net income of $6.2 million as compared to net income of $4.0 million for the quarter ended June 30, 2003. Net income as a percentage of net revenues increased to 8.5% for the quarter ended June 30, 2004 from 5.7% for the quarter ended June 30, 2003.

The following table sets forth our historical net revenues for the periods indicated:

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Dollars in millions)
Net revenues:
Commercial laundry	$120.2	$113.5
Service parts	19.4	18.6

	$139.6	$132.1

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Six Months Ended
	June 30, 2004	June 30, 2003
Net revenues	100.0%	100.0%
Cost of sales	70.0%	71.3%
Gross profit	30.0%	28.7%
Selling, general and administrative expense	12.7%	12.4%
Offering related expenses	0.9%	—
Operating income	16.4%	16.3%
Net income	7.5%	4.0%

Net revenues. Net revenues for the six months ended June 30, 2004 increased $7.5 million, or 5.7%, to $139.6 million from $132.1 million for the six months ended June 30, 2003. This increase was primarily attributable to higher commercial laundry revenue of $6.7 million and higher service parts revenue of $0.8 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $1.6 million, higher international revenue of $4.8 million, and higher earnings from our equipment financing program of $0.4 million. The increase in North American equipment revenues was primarily due to higher revenues from on-premise laundry and coin-operated laundry customers, which were partially offset by lower revenues from multi-housing laundry customers. Revenue for international was higher to customers in Asia, the Middle East, Africa and Europe.

Gross profit. Gross profit for the six months ended June 30, 2004 increased $4.0 million, or 10.6%, to $41.9 million from $37.9 million for the six months ended June 30, 2003. This increase was primarily attributable to the margins associated with the higher sales volume, a price increase, the higher earnings from our equipment financing program and lower depreciation expense, which were partially offset by nickel and chrome surcharges of $1.9 million related to stainless steel purchases. Gross profit as a percentage of net revenues increased to 30.0% for the six months ended June 30, 2004 from 28.7% for the six months ended June 30, 2003.

Selling, general and administrative expense. Selling, general and administrative expenses for the six months ended June 30, 2004 increased $1.3 million, or 8.1%, to $17.7 million from $16.4 million for the six months ended June 30, 2003. The increase in selling, general and administrative expenses was primarily due to non-cash incentive unit compensation of $0.7 million in 2004, higher sales and marketing expenses of $0.9 million and higher independent development costs of $0.3 million, which were partially offset by lower pension expense of $0.5 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.7% for the six months ended June 30, 2004 from 12.4% for the six months ended June 30, 2003.

Offering related expense. Offering related expense for the six months ended June 30, 2004 was $1.3 million, with no similar expense in 2003. Offering related expense as a percentage of net revenues was 0.9% for the six months ended June 30, 2004.

Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2004 increased $1.4 million, or 6.6%, to $22.9 million from $21.5 million for the six months ended June 30, 2003. Operating income as a percentage of net revenues increased to 16.4% for the six months ended June 30, 2004 from 16.3% for the six months ended June 30, 2003.

Interest expense. Interest expense for the six months ended June 30, 2004 decreased $3.0 million, or 19.7%, to $12.4 million from $15.4 million for the six months ended June 30, 2003. Interest expense in 2004 includes a favorable non-cash adjustment of $1.1 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 includes an unfavorable non-cash adjustment of $1.5 million to reflect changes in the fair values of a similar interest rate swap agreement. Cash interest expense was lower as a result of reductions in total debt outstanding, but was partially offset by higher interest expense related to the Junior Subordinated Notes.

Net income. As a result of the foregoing, net income for the six months ended June 30, 2004 increased $5.2 million to net income of $10.4 million as compared to net income of $5.2 million for the six months ended June 30, 2003. Net income as a percentage of net revenues increased to 7.5% for the six months ended June 30, 2004 from 4.0% for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries, filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of

Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of June 30, 2004 we have incurred and recorded $1.3 million of offering related expense in the consolidated statement of income, and have capitalized $2.0 million of debt and offering related costs in the consolidated balance sheet.

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

We believe, based on currently available information, that future cash flows from operations, together with available borrowings under the New Revolver, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, dividend payments and debt repayments while achieving all required covenant requirements under the New Revolver and New Term Loan.

Our ability to make payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

As of June 30, 2004, we have $282.2 million of combined indebtedness outstanding, consisting of outstanding debt of $145.0 million under our term loan facility, $110.0 million of senior subordinated notes and $26.3 million of junior subordinated notes, $0.5 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.4 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At June 30, 2004 there were no borrowings under our revolving credit facility. Letters of credit issued on our behalf under the revolving credit facility totaled $26.9 million at June 30, 2004. As a result, at June 30, 2004 we had $18.1 million of our $45.0 million revolving credit facility available subject to certain limitations under our senior credit facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, we could have borrowed $18.1 million at June 30, 2004 in additional indebtedness under the revolving credit facility.

The term loan facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(Dollars in millions)

2004	$6.3
2005	$12.6
2006	$16.7
2007	$109.4

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

Historical

Cash generated from operations for the six months ended June 30, 2004 of $16.8 million was principally derived from operations (net income adjusted for depreciation, amortization, non-cash interest and non-cash incentive unit compensation) which was partially offset by changes in working capital. The working capital investment for beneficial interests in securitized accounts receivable at June 30, 2004 of $18.8 million increased $2.0 million as compared to the balance of $16.8 million at December 31, 2003, which was primarily attributable to an increase in retained interests on trade receivables sold under the new Asset Backed Facility. Other assets at June 30, 2004 of $3.9 million increased $2.2 million as compared to the balance of $1.7 million at December 31, 2003, which was primarily attributable to $2.0 million of capitalized IDS costs. The investment in accounts receivable at June 30, 2004 of $7.9 million decreased $1.3 million as compared to the balance of $9.2 million at December 31, 2003. The investment in notes receivable at June 30, 2004 of $6.3 million decreased $1.9 million as compared to the balance of $8.2 million at December 31, 2003.

Net cash provided by operating activities for the six months ended June 30, 2004 of $16.8 million increased by $11.9 million as compared to the six months ended June 30, 2003. This increase was primarily due to higher cash provided by operations of $3.7 million and lower net cash used in changes in assets and liabilities of $8.3 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The lower net cash impact from changes in assets and liabilities for the six months ended June 30, 2004 of $8.3 million was largely due to a $1.3 million decrease in accounts receivable held by us for the six months ended June 30, 2004 as compared to an increase of $4.2 million for the same period in 2003. Additionally, accounts payable decreased $2.4 million for the six months ended June 30, 2003, with no measurable change for the same period in 2004.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2004 and June 30, 2003 were $1.6 million and $2.4 million, respectively. Capital spending in both 2004 and 2003 were principally oriented toward replacement of old or obsolete machinery and manufacturing process improvements.

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

Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $5.0 million at June 30, 2004. We did not enter into any new variable interests since December 31, 2003. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

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

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003, except for estimated future benefit payments, which are effective in this quarter. This statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within our financial statement notes beginning in the first quarter of 2004 (see Note 6).

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

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

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 3 to Item 1 in Part I.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	List of Exhibits.

Exhibit	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K. On May 7, 2004 we issued a press release announcing our earnings for the first quarter ending March 31, 2004.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	8-4-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	8-4-04

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	8-4-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	8-4-04

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature	Title	Date

/s/ Thomas L’Esperance Thomas L’Esperance	Chairman and CEO	8-4-04

/s/ Bruce P. Rounds Bruce P. Rounds	Vice President, Chief Financial Officer	8-4-04