Form 10-Q
period 2004-09-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2004-10-29
CIK 1063697, 1063698, 1063699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q*

|_|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

Yes |_|      No |_|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934:

Yes |_|     No |_|

* This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Holdings LLC
Form 10-Q
For The Period Ended September 30, 2004

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash	$8,834	$ 7,937
Accounts receivable, net	8,954	9,157
Inventories, net	28,963	26,215
Beneficial interests in securitized accounts receivable	17,352	16,789
Prepaid expenses and other	958	898

Total current assets	65,061	60,996

Notes receivable, net	5,952	8,161
Property, plant and equipment, net	30,946	34,035
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	19,750	22,676
Debt issuance costs, net	6,208	7,636
Other assets	4,978	1,721

Total assets	$188,309	$ 190,639

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$12,305	$ 11,270
Revolving credit facility	—	—
Accounts payable	11,820	11,279
Other current liabilities	21,404	20,428

Total current liabilities	45,529	42,977
Long-term debt:
Senior credit facility	123,947	145,975
Senior subordinated notes	110,000	110,000
Junior subordinated note	27,551	24,171
Other long-term debt	593	783

Other long-term liabilities	6,899	6,491
Mandatorily redeemable preferred interests	6,000	—

Total liabilities	320,519	330,397

Commitments and contingencies (see Note 3)
Mandatorily redeemable preferred interests	—	6,000
Members’ deficit	(132,210)	(145,758)

Total liabilities and members’ deficit	$188,309	$ 190,639

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues:
Commercial laundry	$55,805	$56,991	$176,023	$170,462
Service parts	9,341	9,449	28,773	28,088

	65,146	66,440	204,796	198,550

Cost of sales	47,001	46,918	144,761	141,152

Gross profit	18,145	19,522	60,035	57,398

Selling, general and administrative expense	8,269	8,521	25,995	24,920
Offering related expenses	30	—	1,298	—

Total operating expense	8,299	8,521	27,293	24,920

Operating income	9,846	11,001	32,742	32,478

Interest expense	6,849	6,523	19,219	21,928
Other (income) expense, net	(52)	1	—	798

Income before taxes	3,049	4,477	13,523	9,752
Provision for income taxes	10	7	64	50

Net income	$3,039	$4,470	$13,459	$9,702

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$13,459	$9,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,585	8,264
Non-cash interest	3,456	4,456
Non-cash incentive unit compensation	540	—
Gain on sale of property, plant and equipment	—	(8)
Changes in assets and liabilities:
Accounts receivable	203	(1,887)
Inventories	(2,748)	(2,152)
Other assets	1,722	(171)
Accounts payable	541	(2,980)
Other liabilities	1,308	3,232

Net cash provided by operating activities	26,066	18,456

Cash flows from investing activities:
Additions to property, plant and equipment	(2,982)	(3,145)
Proceeds on disposal of property, plant and equipment	67	35

Net cash used in investing activities	(2,915)	(3,110)

Cash flows from financing activities:
Repayment of management note	—	32
Principal payments on long-term debt	(21,183)	(17,177)
Cash paid for capitalized offering related costs	(1,071)	—
Net increase in revolving line of credit borrowings	—	—

Net cash used in financing activities	(22,254)	(17,145)

Increase (decrease) in cash	897	(1,799)
Cash at beginning of period	7,937	7,339

Cash at end of period	$8,834	$5,540

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,058	$14,083

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION

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

        The unaudited financial statements as of and for the quarter and the nine months ended September 30, 2004 and 2003, respectively, present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

        This report on Form 10-Q for the period ended September 30, 2004 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2003.

        During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2004 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

        FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

        Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $4.8 million at September 30, 2004. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

        During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain staff positions that effectively amended SFAS No. 150. The Statement is effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long- term liability section of our consolidated balance sheet (see Note 9).

        During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003. This Statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within our financial statement notes (see Note 6).

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

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

        Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Materials and purchased parts	$9,528	$9,124
Work in process	3,615	3,083
Finished goods	17,451	15,594
Less: inventory reserves	(1,631)	(1,586)

	$28,963	$26,215

NOTE 3.	COMMITMENTS AND CONTINGENCIES

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

        In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, or ALSA, a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a consulting agreement, and indemnification for lost profits in Argentina and Brazil, plus damages for pain and suffering. Because of the risk this lawsuit presented, we entered into a settlement, release, discharge and indemnification agreement with Mr. Lopez on July 17, 2003. While denying any liability whatsoever, we agreed to and paid Mr. Lopez US $736,440 on August 6, 2003 and agreed to deliver commercial laundry equipment, free of charge, up to a cost of US $60,000 to Mr. Lopez in Brazil. In consideration of the aforementioned payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against the Company and a number of our affiliated subsidiary companies. In addition, Mr. Lopez and his counsel signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

        In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement arising from a coin selector, the “W2000”, which was a vendor-supplied component used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH, indemnified us pursuant to an indemnification agreement and agreed to pay and is paying for our legal representation in this matter. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. The trial with respect to this lawsuit commenced on January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial, the court indicated it would enter an order rendering judgment for Imonex that the patents in question were infringed, are not invalid, and were procured by inequitable conduct. On August 1, 2003, the court ruled it will not increase any of the damages awarded by the jury for willful infringement, but entered judgment for Imonex on the issues of infringement, and validity of Imonex’s patents. Imonex submitted expert reports at the new trial on damages which attempted to prove actual damages of approximately $16,267,644 (approximately $6,305,232 against us with the remainder against other Münzprüfer customers). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage.

        The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Imonex ($614,662 against us with the remainder against the other Münzprüfer customers), and final judgment on the August 18, 2003 jury verdict was rendered on February 9, 2004 against all the Münzprüfer customers. The final judgment included the $614,662 against us, plus prejudgment interest, yielding $771,728 against us. In addition, the judgment awarded court costs to Imonex, including attorneys’ fees. On February 23, 2004, Imonex submitted an application seeking from all the Münzprüfer customers a total of $669,107 in attorneys’ fees and $133,214 in court costs. The preliminary injunction of August 12, 2003 was made permanent. The Münzprüfer customers have filed a post judgment motion seeking to have the judgment amended or set aside. The lawsuit is currently in the appeal process. To-date, the Court of Appeals for the Federal Circuit has not set a schedule to hear the parties’ oral arguments.

        Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment of the lawsuit. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with generally accepted accounting principles, as a judgment has been rendered by the court, in the fourth quarter of 2003 we recorded an appropriate payable to Imonex related to our liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements.

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

        Pursuant to the terms of a $300.0 million asset backed facility, entered into in November of 2002 by a special-purpose bankruptcy remote subsidiary of ours (the “Asset Backed Facility”), we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under our senior credit facility, subject to certain limits. We are obligated under the reimbursement provisions of the senior credit facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2004 was $25.4 million.

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

        The changes in the carrying amount of our total product warranty liability for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
Balance at beginning of period	$4,759	$4,890
Accruals for current and pre-existing warranties issued during the period	1,434	1,643
Settlements made during the period	(1,884)	(1,718)

Balance at end of period	$4,309	$4,815

NOTE 5.	COMPREHENSIVE INCOME

        Comprehensive income for the three months ended September 30, 2004 and 2003 consist of the following (in thousands):

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
Comprehensive income:
Net income	$3,039	$4,470
Other comprehensive income
Net unrealized holding gain (loss) on residual interests	693	(910)

Comprehensive income	$3,732	$3,560

Comprehensive income for the nine months ended September 30, 2004 and 2003 consist of the following (in thousands):

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
Comprehensive income:
Net income	$13,459	$9,702
Other comprehensive income
Net unrealized holding gain (loss) on residual interests	(451)	262

Comprehensive income	$13,008	$9,964

NOTE 6.	EMPLOYEE BENEFIT PLANS

        Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for these plans for the three months ended September 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Service cost	$406	$361	$23	$16

Interest cost	671	642	27	22
Expected return on assets	(827)	(706)	—	—
Amortization of net obligation	—	—	11	11
Amortization of prior service cost	18	18	—	—
Amortization of loss	18	130	14	9

Net periodic benefit cost	$286	$445	$75	$58

The components of periodic benefit costs for the nine months ended September 30, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Service cost	$1,218	$1,083	$69	$47

Interest cost	2,013	1,927	81	67
Expected return on assets	(2,480)	(2,117)	—	—
Amortization of net obligation	—	—	34	34
Amortization of prior service cost	53	53	—	—
Amortization of loss	54	388	43	27

Net periodic benefit cost	$858	$1,334	$227	$175

Employer Contributions

        We previously disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to make any contributions to our pension plan for 2004. As of September 30, 2004, $1.1 million of voluntary contributions have been made. We do not presently anticipate contributing additional funds to our pension plan in 2004. We currently anticipate making an additional voluntary contribution of approximately $1.1 million in 2005.

        In April 2004, the Pension Funding Equity Act of 2004, or the Pension Funding Act, was signed into law allowing many corporations to reduce their required pension contributions during 2004 and 2005. The Pension Funding Act had no material impact on our 2004 required minimum contribution of zero.

Postretirement Health Care Plan

        Our postretirement health care plan provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 200, or the Medicare Act, was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

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

        The Class M and incremental Class B Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests. Based upon a valuation of these and all other previously issued incentive units, for the nine months ended September 30, 2004, we have recognized $0.5 million of compensation expense and a corresponding credit to additional paid in capital. At any such time that these units would be considered to have a higher value, we would record an appropriate level of compensation expense.

NOTE 8.	OFFERING OF INCOME DEPOSIT SECURITIES

        On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities, or IDSs, representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of September 30, 2004 we have incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we have capitalized $3.1 million of debt and offering related costs in other assets within the consolidated balance sheet. As with all transactions of this nature, in the event that the IDS offering is abandoned, we would be required to write-off the capitalized debt and offering related costs to our consolidated statement of income in the quarter in which such a decision is made.

        In connection with these offerings, we expect to commence a tender offer and consent solicitation for all of our outstanding $110 million aggregate principal amount of 9 5/8% senior subordinated notes due 2008.

NOTE 9.	MANDATORILY REDEEMABLE PREFERRED INTERESTS

        Our mandatorily redeemable preferred interests have a liquidation value of $6.0 million. These mandatorily redeemable preferred interests do not accrete, accrue or pay dividends and are redeemable at the earlier of (i) a change of control (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement), (ii) any initial public offering or (iii) November 5, 2009. The holders of the mandatorily redeemable preferred interests are entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company.

        We adopted SFAS No. 150 as of January 1, 2004, which required us to reclassify the mandatorily redeemable preferred interests from mezzanine equity to the long-term liability section of our consolidated balance sheet. SFAS No. 150 requires us to measure the mandatorily redeemable preferred interests at fair value at the time of adoption and at each reporting date. The mandatorily redeemable preferred interests have been carried at the $6.0 million redemption amount since inception, which approximates the fair value of the mandatorily redeemable preferred interests.

        Upon the consummation of the proposed offering of IDSs, the mandatorily redeemable preferred interests would be redeemed.

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

RESULTS OF OPERATIONS

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	September 30, 2004	September 30, 2003
	(Dollars in millions)
Net revenues:
Commercial laundry	$55.8	$57.0
Service parts	9.3	9.4

	$65.1	$66.4

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	September 30, 2004	September 30, 2003
Net revenues	100.0%	100.0%
Cost of sales	72.1%	70.6%
Gross profit	27.9%	29.4%
Selling, general and administrative expense	12.7%	12.8%
Operating income	15.2%	16.6%
Net income	4.7%	6.7%

        Net revenues. Net revenues for the quarter ended September 30, 2004 decreased $1.3 million, or 1.9%, to $65.1 million from $66.4 million for the quarter ended September 30, 2003. This decrease was primarily attributable to lower commercial laundry revenue of $3.7 million and lower service parts revenue of $0.1 million, which were partially offset by higher consumer laundry revenue of $2.5 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $5.3 million and lower earnings from our equipment financing program of $0.3 million, which were partially offset by higher international revenue of $1.9 million. Revenue for North America was lower to coin-operated laundry customers and multi-housing laundry customers and higher to drycleaners. The consumer laundry revenue resulted from sales to distributors in preparation for our re-entry into the consumer laundry marketplace. Revenue for international was higher to customers in Asia, the Middle East, Africa, and Europe.

        Gross profit. Gross profit for the quarter ended September 30, 2004 decreased $1.4 million, or 7.1%, to $18.1 million from $19.5 million for the quarter ended September 30, 2003. This decrease was primarily attributable to nickel and chrome surcharges of $1.1 million related to stainless steel purchases, higher medical and workers compensation costs and the margins associated with the lower sales volume. Gross profit was not affected to the full extent of recent steel market conditions as we have steel purchase agreements in place. Once these agreements expire we will be subject to prevailing steel prices at that time. As a result of the recent escalation in the cost of steel and the negative impact from nickel and chrome surcharges related to stainless steel purchases, we have published a price increase, effective on December 1, 2004, which is expected to offset for anticipated steel cost increases. Gross profit as a percentage of net revenues decreased to 27.9% for the quarter ended September 30, 2004 from 29.4% for the quarter ended September 30, 2003 primarily as a result of the nickel and chrome surcharges.

        Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased $0.2 million, or 3.0%, to $8.3 million from $8.5 million for the quarter ended September 30, 2003. The decrease in selling, general and administrative expenses was primarily due to lower pension costs of $0.3 million and lower incentive expenses of $0.4 million, which were partially offset by higher independent development costs of $0.2 million and costs associated with the implementation of Sarbanes-Oxley initiatives of $0.2 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 12.7% for the quarter ended September 30, 2004 from 12.8% for the quarter ended September 30, 2003.

        Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2004 decreased $1.2 million, or 10.5%, to $9.8 million from $11.0 million for the quarter ended September 30, 2003. Operating income as a percentage of net revenues decreased to 15.2% for the quarter ended September 30, 2004 from 16.6% for the quarter ended September 30, 2003.

        Interest expense. Interest expense for the quarter ended September 30, 2004 increased $0.3 million, or 5.0%, to $6.8 million from $6.5 million for the quarter ended September 30, 2003. Interest expense in 2003 includes a favorable non-cash adjustment of $0.5 million to reflect changes in the fair values of an interest rate swap agreement. Cash interest expense decreased by $0.5 million as compared to the prior year as a result of reductions in total debt outstanding, but was partially offset by an increase of $0.3 million in interest expense related to our junior subordinated notes.

        Net income. As a result of the foregoing, net income for the quarter ended September 30, 2004 decreased $1.5 million to net income of $3.0 million as compared to net income of $4.5 million for the quarter ended September 30, 2003. Net income as a percentage of net revenues decreased to 4.7% for the quarter ended September 30, 2004 from 6.7% for the quarter ended September 30, 2003.

The following table sets forth our historical net revenues for the periods indicated:

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Dollars in millions)
Net revenues:
Commercial laundry	$176.0	$170.5
Service parts	28.8	28.1

	$204.8	$198.6

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net revenues	100.0%	100.0%
Cost of sales	70.7%	71.1%
Gross profit	29.3%	28.9%
Selling, general and administrative expense	12.7%	12.6%
Offering related expenses	0.6%	—
Operating income	16.0%	16.3%
Net income	6.6%	4.9%

        Net revenues. Net revenues for the nine months ended September 30, 2004 increased $6.2 million, or 3.1%, to $204.8 million from $198.6 million for the nine months ended September 30, 2003. This increase was primarily attributable to higher commercial laundry revenue of $3.0 million, higher consumer laundry revenue of $2.5 million and higher service parts revenue of $0.7 million. The increase in commercial laundry revenue was due primarily to higher international revenue of $6.7 million, but was partly offset by lower North American equipment revenue of $3.7 million. The decrease in North American equipment revenues was primarily due to lower revenues from multi-housing laundry customers and coin-operated laundry customers, which were partly offset by higher revenues from a current year price increase, as well as higher revenues from on-premise laundry customers and drycleaners. The consumer laundry revenue resulted from sales to distributors in preparation for our re-entry into the consumer laundry marketplace. Revenue for international was higher to customers in Asia, the Middle East, Africa and Europe.

        Gross profit. Gross profit for the nine months ended September 30, 2004 increased $2.6 million, or 4.6%, to $60.0 million from $57.4 million for the nine months ended September 30, 2003. This increase was primarily attributable to the margins associated with the higher sales volume, the price increase, and lower depreciation expense, which were partially offset by nickel and chrome surcharges of $3.0 million related to stainless steel purchases. Gross profit as a percentage of net revenues increased to 29.3% for the nine months ended September 30, 2004 from 28.9% for the nine months ended September 30, 2003.

        Selling, general and administrative expense. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $1.1 million, or 4.3%, to $26.0 million from $24.9 million for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses was primarily due to higher sales and marketing expenses of $1.0 million, non-cash incentive compensation of $0.5 million in 2004, and higher independent development costs of $0.5 million, which were partially offset by lower pension expense of $0.8 million. Selling, general and administrative expenses as a percentage of net revenues increased to 12.7% for the nine months ended September 30, 2004 from 12.6% for the nine months ended September 30, 2003.

        Offering related expense. Offering related expense for the nine months ended September 30, 2004 was $1.3 million, with no similar expense in 2003. Offering related expense as a percentage of net revenues was 0.6% for the nine months ended September 30, 2004.

        Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2004 increased $0.2 million, or 0.8%, to $32.7 million from $32.5 million for the nine months ended September 30, 2003. Operating income as a percentage of net revenues decreased to 16.0% for the nine months ended September 30, 2004 from 16.3% for the nine months ended September 30, 2003.

        Interest expense. Interest expense for the nine months ended September 30, 2004 decreased $2.7 million, or 12.4%, to $19.2 million from $21.9 million for the nine months ended September 30, 2003. Interest expense in 2004 includes a favorable non-cash adjustment of $1.1 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 includes an unfavorable non-cash adjustment of $0.9 million to reflect changes in the fair values of a similar interest rate swap agreement. Cash interest expense was lower as compared to the prior year by $0.7 million as a result of reductions in total debt outstanding, but was partially offset by $0.6 million of higher interest expense related to our junior subordinated notes.

        Net income. As a result of the foregoing, net income for the nine months ended September 30, 2004 increased $3.8 million to net income of $13.5 million as compared to net income of $9.7 million for the nine months ended September 30, 2003. Net income as a percentage of net revenues increased to 6.6% for the nine months ended September 30, 2004 from 4.9% for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries, filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of IDSs representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of September 30, 2004 we have incurred and recorded $1.3 million of offering related expense in the consolidated statement of income, and have capitalized $3.1 million of debt and offering related costs in the consolidated balance sheet.

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

        We believe, based on currently available information, that future cash flows from operations, together with available borrowings under the New Revolver, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the New Revolver and New Term Loan.

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

        As of September 30, 2004, we have $274.4 million of combined indebtedness outstanding, consisting of outstanding debt of $136.0 million under our term loan facility, $110.0 million of senior subordinated notes and $27.6 million of junior subordinated notes, $0.5 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.3 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At September 30, 2004 there were no borrowings under our revolving credit facility. Letters of credit issued on our behalf under the revolving credit facility totaled $26.9 million at September 30, 2004. As a result, at September 30, 2004 we had $18.1 million of our $45.0 million revolving credit facility available subject to certain limitations under our senior credit facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, we could have borrowed $18.1 million at September 30, 2004 in additional indebtedness under the revolving credit facility.

        The term loan facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(Dollars in millions)
2004	$3.0
2005	$12.1
2006	$16.1
2007	$104.8

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

Historical

        Cash generated from operations for the nine months ended September 30, 2004 of $26.1 million was principally derived from operations (net income adjusted for depreciation, amortization, non-cash interest and non-cash incentive unit compensation) as well as from changes in working capital. The working capital investment for beneficial interests in securitized accounts receivable at September 30, 2004 of $17.4 million increased $0.6 million as compared to the balance of $16.8 million at December 31, 2003, which was primarily attributable to an increase in retained interests on trade receivables sold under the new Asset Backed Facility. Other assets at September 30, 2004 of $5.0 million increased $3.3 million as compared to the balance of $1.7 million at December 31, 2003, which was primarily attributable to $3.1 million of capitalized IDS costs. Inventory at September 30, 2004 of $29.0 million increased $2.8 million as compared to the balance of $26.2 million at December 31, 2003. The investment in notes receivable at September 30, 2004 of $6.0 million decreased $2.2 million as compared to the balance of $8.2 million at December 31, 2003.

Net cash provided by operating activities for the nine months ended September 30, 2004 of $26.1 million increased by $7.6 million as compared to the nine months ended September 30, 2003. This increase was primarily due to lower net cash used in changes in assets and liabilities of $5.0 million and higher cash provided by operations of $2.6 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The lower net cash impact from changes in assets and liabilities for the nine months ended September 30, 2004 of $5.0 million was largely due to an increase in accounts payable of $0.5 million for the nine months ended September 30, 2004 as compared to a decrease of $3.0 million for the nine months ended September 30, 2003. Additionally, accounts receivable held by us decreased $0.2 million for the nine months ended September 30, 2004 as compared to an increase of $1.9 million for the same period in 2003.

Capital Expenditures

        Our capital expenditures for the nine months ended September 30, 2004 and September 30, 2003 were $3.0 million and $3.1 million, respectively. Capital spending in 2004 and 2003 was oriented toward product feature enhancements, manufacturing process improvements and replacement of aging equipment. We expect that capital expenditures for the full year 2004 will not exceed $4.5 million.

Contingencies

        Contingent liabilities arise in the normal course of our business, including pending litigation, environmental remediation and other claims. Our legal department estimates the costs to settle pending litigation, including legal expenses, based on past experience involving similar cases, specific facts known, and, if applicable, material judgments of outside counsel. The outcome of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2004 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

        FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

        Our primary variable interests are notes receivable that have not been sold and are comprised primarily of equipment loans to laundromat operators and other end-users. Excluding notes awaiting sale, the carrying value of such loans was approximately $4.8 million at September 30, 2004. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

        During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain staff positions that effectively amended SFAS No. 150. The Statement is effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long- term liability section of our consolidated balance sheet (see Note 9).

        During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003. This Statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These interim-period disclosures have been included within our financial statement notes (see Note 6).

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

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

        We are exposed to commodity price risk related to our purchase of selected commodities used in the manufacture of our products. From time to time we have entered into foreign exchange hedge contracts to stabilize the potential impact of raw material prices denominated in foreign currencies. In addition, from time to time we hedge natural gas and other commodity prices to stabilize the potential for changing commodity prices.

        With the exception of recent increases in steel related material costs, there have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K (file no. 333-56857).

ITEM 4.	CONTROLS AND PROCEDURES

        (a)  We carried out an evaluation within the 90 day period prior to this report, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this quarterly report on Form
10-Q, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (1) are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 3 to Item 1 in Part I.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	List of Exhibits.

Exhibit	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

        Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Thomas F. L’Esperance —————————————————	Chairman and CEO	10-29-04 —————
Thomas F. L’Esperance

/s/ Bruce P. Rounds —————————————————	Vice President, Chief Financial Officer	10-29-04 —————
Bruce P. Rounds

        Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Thomas F. L’Esperance —————————————————	Chairman and CEO	10-29-04 —————
Thomas F. L’Esperance

/s/ Bruce P. Rounds —————————————————	Vice President, Chief Financial Officer	10-29-04 —————
Bruce P. Rounds

        Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Thomas F. L’Esperance —————————————————	Chairman and CEO	10-29-04 —————
Thomas F. L’Esperance

/s/ Bruce P. Rounds —————————————————	Vice President, Chief Financial Officer	10-29-04 —————
Bruce P. Rounds