Form 10-K
period 2004-12-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2005-03-18
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

P.O. BOX 990, RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrants as of March 18, 2005: Not Applicable

The number of shares of the registrants common stock outstanding as of March 18, 2005: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2004

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

PART I.

ITEM 1. BUSINESS

General

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Company”, “Alliance”, “we,” “our,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Throughout this annual report the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry equipment industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes drycleaners and continuous process laundries.

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. In 1956, McGraw Electric Company purchased our business. Manufacturing and marketing of coin-operated laundry equipment began in 1957. The addition of Huebsch brand commercial tumblers in 1978 further expanded our product line. In 1979, Raytheon Company, or Raytheon, purchased our business. During the next 19 years, we expanded the capabilities of our commercial laundry business by purchasing the UniMac product line and established ourselves as a leader in the commercial laundry industry. Following an initiative by Raytheon to divest itself of its commercial laundry business, on May 5, 1998, Bain Capital Partners, LLC, (“Bain”), and members of our management, acquired 93% common equity interest in us with Raytheon continuing to own 7% of the common interests. We continued to expand our commercial laundry business by purchasing the Ajax product lines in 2000. In late 2003, Raytheon sold all of its debt and equity interests to a group of investors consisting of affiliates of each of Trust Company of the West, (“TCW”), and Sankaty Advisors, (“Sankaty”). In January 2005, Ontario Teachers’ Pension Plan Board, (“OTPP”), indirectly acquired approximately 91.8% of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owns the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings. For additional information about the OTPP acquisition, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Alliance Laundry Corporation (“ ALC”) is a wholly-owned subsidiary of Alliance that was incorporated in 1998 for the sole purpose of serving as a co-issuer of Alliance Laundry’s Series B 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). As of March 7, 2005, there were no 1998 Senior Subordinated Notes outstanding. ALC also served as the co-issuer of the Alliance Laundry’s 8 1/2% Senior Subordinated Notes due 2013 (the “2005 Senior Subordinated Notes”), which notes were issued in connection with the OTPP acquisition. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

We believe that we are the leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen, UniMac and Huebsch, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. We believe we have been the market share leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With an estimated market share in North America of approximately 38% in 2004, we believe our commercial laundry sales are more than twice as large as those of our next largest competitor. We also offer laundry and dry-cleaning presses and shirt finishing equipment under the Ajax brand.

We attribute our industry leading position to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; and (iv) our investment in new product development and manufacturing capabilities. As a result of our market leadership, we believe the installed base of Company branded equipment is the largest in the industry, thereby generating significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment, we also offer presses and finishing equipment used in the drycleaning segment under the Ajax® name. Internationally, we generated revenue of $41.3 million, $34.0 million and $29.2 million in 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002 we generated net revenues of $281.0 million, $267.6 million and $255.2 million and EBITDA (as defined in Item 6 – Selected Financial Data) of $45.1 million, $53.1 million and $40.5 million, respectively.

We serve three distinct end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. The primary means of serving these end-customers is through distributors and route operators. We reach laundromat and on-premise laundry end-customers through a network of over 200 North American distributors and over 150 international distributors, serving over 100 different countries. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers through a network of over 85 route operators. Route operators purchase equipment from us, and then obtain leases from multi-housing property managers to place it into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving the number one market share in North America in each of our three end-customer groups.

We estimate that the North American stand-alone commercial laundry equipment industry generated approximately $479 million in revenue in 2004. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. North American consumers view clean clothes as a necessity, with economic conditions having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through economic downturns.

With investments totaling over $23.0 million since 2000, we have completed the development of many new products, the redesign of existing products and the modernization of our manufacturing facilities in Wisconsin and Florida. We believe our considerable investment in our product line and manufacturing capabilities has strengthened and will continue to enhance our market leadership position.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are the market share leader in the overall North American stand-alone commercial laundry equipment industry, and we believe that our commercial laundry sales are more than twice as large as those of our next largest competitor. We estimate that our overall market share in North America is approximately 38% in 2004. In addition to leading the overall market in North America, we believe that we are the leader in sales to each of our three primary end-customer groups. As a result of being the market leader for over ten years, we believe that we have the largest installed base of equipment in North America, comprised of over two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We believe we have developed the most extensive distribution network in North America, with over 250 distributors and over 85 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, extensive electronic support of installation and service and joint promotion efforts. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors, tumbler dryers and finishing equipment for all commercial customer groups), thereby providing customers with a single source solution for all their stand-alone commercial laundry equipment needs. Our development team of more than 80 engineers and technical personnel, along with our marketing and sales personnel, work together with our major customers to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In 1999, for example, in response to customer demand, we introduced a new line of small-chassis frontload washers, offering increased water and energy efficiency to multi-housing laundries. In late 2000 we introduced our NetMaster system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability, allowing operators to change vend prices, cycle times, rinse options and cycle selections from a remote site while also auditing machine operation. We estimate that since the introduction of the NetMaster system, over 300 laundries have been built with this product, with approximately 20% of those being fully networked. In 2003, we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. The improved efficiency qualifies the Micro-electronic Display Control topload washer for the ENERGY STAR label and other federal and local energy efficiency programs. In 2004 we introduced our Wash Alert system which allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch and Ajax. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results and the substantial market share growth achieved since 1994.

Strong and Incentivized Management Team. Led by chief executive officer and president Thomas L’Esperance, we have assembled a strong and experienced management team. Our seven executive officers average over 17 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial washer-extractor business of UniMac and the dry-cleaning press and shirt finishing equipment business of Ajax; (iii) implementing manufacturing cost reduction and quality improvement programs; and (iv) ongoing refinements to our product offerings. In addition, management owns approximately 8% of the Company’s common equity on a diluted basis.

Business Strategy

Our strategy is to continue our strong financial performance and selectively pursue growth opportunities by offering to our customers a full line of the most reliable and functional stand-alone commercial laundry equipment, together with industry-leading, comprehensive value-added services. The key elements of our strategy are as follows:

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships with key customers and will pursue supply agreements where appropriate. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotion activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers, other than a significant new account that was added in 2003, have been our customers for at least ten years. Coinmach, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements, and intend to continue doing so, through collaboration among key customers, suppliers and our engineering and marketing personnel. Since 1995, we have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as plant consolidation. Since 2000, we have been implementing a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality. For example, labor productivity improved by 2.4% from 2003 to 2004, and over the same period, we reduced our first year warranty costs to less than 0.3% of sales.

Expand into the U.S. Home Laundry Market. We re-entered the U.S. home laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. Our strategy in the home laundry market is dual-pronged. First, we are targeting mid to high-end home laundry market with existing products that we currently sell internationally and into commercial markets. These existing products are designed to have useful lives approximately twice that of typical home laundry equipment. We plan to leverage the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share. Second, we have signed a letter-of-intent with an ultra-premium home appliance company to produce professional-quality home laundry equipment to be sold under their brand name. This strategy to enter the mid to high-end home laundry markets should allow us to expand our sales and continue to diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $479 million in 2004. We believe that the North American market for stand-alone commercial laundry equipment has grown at a compound annual rate of approximately 0.9% since 1994. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use, or replacement, of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and higher average selling prices.

Manufacturers of stand-alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) the availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; (iv) the ability to swiftly and reliably provide servicing for their equipment; and (v) the supply of value-added services such as rapid spare parts delivery, equipment financing and computer-aided assistance in the design of commercial laundries.

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We believe population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1994 and is projected to grow at approximately 0.8% per year on average over the next ten years.

In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, such as cashless payment systems and advanced electronic controls which we believe provide these customers with a competitive advantage. Customers are also moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on containing operating costs.

Limited End Use Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions tend not to affect the frequency of use, or replacement, of laundry equipment. The useful life of commercial laundry equipment, and thus the timing of replacement of the equipment, are also generally unaffected by economic conditions. The useful life of stand-alone commercial laundry equipment is generally 7 to 14 years. Under all economic conditions, owners of commercial laundries typically continue to use their equipment until it can no longer be economically repaired or until competition forces the owner to upgrade their equipment in order to improve its appearance or functionality.

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets. We believe this is particularly true in developing countries where laundry needs are currently less sophisticated than in North America. We believe that continued development and growth of disposable income in these countries will cultivate an increased need and demand for laundry services addressable by our products.

Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry, which we refer to as cycle time, has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods for reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin speed. Our product enhancements in 2000 increased our topload washer’s spin speed to the fastest in the commercial laundry equipment industry at that time, and we have increased our topload washer’s spin speed since then to remain at the top of the industry. The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For coin laundromat and multi-housing laundry owners, the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased revenue generating cycles per day.

Customer Categories

Stand-alone Commercial Laundry Equipment. Each of the stand-alone commercial laundry equipment industry’s three primary customer groups—laundromat operators, multi-housing laundry operators and on-premise laundry operators—is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and operating features. Vended equipment purchased by multi-housing route operators is most similar to consumer machines sold to retail customers and is generally purchased directly from us. Equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity, provides more sophisticated cleaning and faster drying capabilities and is generally purchased through distributors. In addition, we separately sell drycleaning equipment to drycleaners.

Laundromats. We estimate that laundromats accounted for approximately 54% of the sales for the North American stand-alone commercial laundry equipment industry in 2004 and that we have a 31% market share for this customer category. There are an estimated 35,000 laundromats in North America. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors on laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 23% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 27% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2004 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 25% of North American stand-alone commercial laundry equipment sales in 2004 and that we have a 44% market share for this customer category. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers that are vended, but similar in appearance to those sold to the retail consumer market and offer a variety of enhanced durability and performance features such as audit functions that keep track of the number of cycles and the amount of money that has been collected. We estimate that topload washers sold to multi-housing laundries typically last up to 12,000 cycles, approximately twice as long as the expected life of a consumer machine.

Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contract with building management. Route operators pay rent (which may include a portion of the laundry’s revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as ours and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of their repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

We believe reliability and durability are key criteria for route operators and their property management customers in selecting equipment, because these criteria help to minimize equipment down time and repair costs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Route operators are reluctant to change equipment suppliers given their investments in spare parts inventories and in sales and repair technician training, particularly as laundry equipment becomes more technically sophisticated. Therefore, we believe a large installed base of laundry equipment gives a commercial laundry equipment manufacturer a significant competitive advantage and a high likelihood of substantial replacement sales.

On-Premise Laundries. We estimate that on-premise laundries accounted for approximately 21% of North American stand-alone commercial laundry equipment sales in 2004 and we have a 53% market share for this customer category. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

Most products sold to on-premise laundries are washer-extractors and tumbler dryers, primarily in larger capacities up to 250 pounds per load. These machines process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e., reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We believe that in a typical on-premise laundry within a hotel up to 50% of the operating costs is labor.

On-premise laundries typically purchase equipment through a distributor who provides a range of sales and repair services on behalf of manufacturers. As with laundromats, we believe a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important when an on-premise laundry operator selects an equipment supplier.

Drycleaning. We estimate that North American drycleaning equipment sales were approximately $179.0 million in 2004. Until our March 6, 2000 acquisition of the Ajax press and finishing equipment line, we offered only shirt laundering, wetcleaning and drying equipment to the drycleaning market. Approximately 34,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households. These services include stain removal, cleaning, pressing, finishing and packaging. In addition, many commercial drycleaners provide laundry services for water-washable garments and rug cleaning services and minor alteration and repair services.

Drycleaners primarily purchase drycleaning machines, presses and finishing equipment, washer-extractors, tumblers and small-chassis topload washers and dryers. Drycleaners primarily include independently operated neighborhood cleaners, franchisees and specialty cleaners. Drycleaners typically rely on distributors and chemical supply companies to provide equipment, detergents, stain removers, technical support and broader business services. For example, distributors and chemical suppliers provide training seminars on the proper use of equipment and chemicals for cleaning, stain removal and garment finishing.

As with laundromats and on-premise laundries, drycleaners typically purchase equipment through distributors who can provide service parts, repair service and technical support. Drycleaners select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability; (ii) load capacity and cycle time; (iii) ease of use; and (iv) solvent and energy efficiency.

Products and Services

We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products. Our products range from small washers and dryers, primarily for use in laundromats and multi-housing laundry rooms, to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries. Our brands include the Speed Queen, Huebsch and UniMac and are sold throughout North America and in over 100 foreign countries. Additionally, we offer laundry and drycleaning presses and shirt finishing equipment under the Ajax brand. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. Internationally, we also sell laundry equipment under private label brands in order to take advantage of distribution networks of other companies and to round out their product offerings.

In 2003, we completed the successful introduction of the Micro-electronic Display Control on our small chassis product and the tumbler dryers. The Micro-electronic Display Control offers an electronic interface between the Micro-electronic Display Control and card readers from various manufacturers offering enhanced features such as time of day and multi-level pricing. Emerging energy and water consumption standards are also met with the unique cycle programming of the control. The introduction of the Micro-electronic Display Control in conjunction with an upgraded electronic control on the washer-extractors gave the Huebsch brand a full line of electronically controlled equipment for the first time, resulting in increased sales for this brand.

Washers

Washers represented approximately 45% of our 2004 net revenues and include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 20 to 250 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 300 G’s of centrifugal force, thereby reducing water retention and the time and energy costs for the drying cycle. Sold primarily under the Speed Queen, Huebsch, and UniMac brands, these products represented approximately 24% of our 2004 net revenues. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdown, which would represent increased cost for the user.

In 2001, we introduced a new 40 pound wash load washer-extractor, and in 2003 we introduced a new 60 pound washer-extractor. These new washer-extractors replaced our 35 pound and 50 pound wash load capacity units, respectively, thereby offering customers additional wash capacity and an extra large opening for easy loading and unloading of laundry. In addition, in 2003, we introduced the following: (i) a new line of technologically advanced soft mount washer-extractors from 18 to 165 pound capacity which features user friendly alpha numeric controls, efficient dimensions and high energy and water efficiency; (ii) a new micro processor control for the coin market offering individual cycle pricing, cycle modifier keys, time-of-day pricing and new easier programming, all designed to be customer and environment friendly; and (iii) a companion to our premium line products referred to as the “value line,” which are one step below the premium featured line with a price point advantage.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G’s. Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 16% of our 2004 net revenues.

In late 2000, we introduced our NetMaster system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability. This system interfaces with several payment types including coins, tokens and debit cards and credit cards, and enables operators to program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

In 2003, we introduced our Wash Alert system to universities. This system allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. Our software solution provides students with added convenience, while providing universities with accurate laundry room activity analysis through their own network system.

Wash Alert is not only a time-saver for students; universities benefit from it as well. The system verifies the income from coin/card vending laundry equipment ensuring greater revenue accountability. The system’s remote diagnostic capability means faster response time from service providers.

In addition, in 2003, we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. The improved efficiency qualifies the Micro-electronic Display Control topload washer for the ENERGY STAR label and other federal and local energy efficiency programs.

Frontload Washers. Frontload washers contributed approximately 5% of our 2004 net revenues. In 1999, we introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load. Frontload washers are sold under the Speed Queen and Huebsch brands to laundromat and multi-housing customers. The frontload washer’s advanced design uses 22% to 45% less water than topload washers. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. The frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) or rear controls and can be purchased with a matching small-chassis dryer (single or stacked, front or rear controls).

Our frontload washers display the U.S. federal government’s ENERGY STAR mark. The ENERGY STAR label was designed by the U.S. federal government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with our 18 pound wash load capacity, our frontload washer has a spin speed of up to 1,000 revolutions per minute, providing significant savings in the energy required to dry wash loads.

In 2001, we introduced a new commercial stacked frontload washer and dryer which takes up half the floor space compared to a conventional washer and dryer. The pair saves on energy and water and received the U.S. federal government’s ENERGY STAR mark. The new product is offered with push button, coin or card activation.

In 2003, we introduced a major upgrade to the frontload washer. This upgrade included a new drive system which incorporates an induction motor and a motor control with an integrated inverter. Also, the new drive system will deliver longer equipment life and is substantially quieter to operate. This new system represents leading edge technology and provides a significant increase in energy efficiency.

Dryers

Dryers represented approximately 33% of our 2004 net revenues and include tumbler dryers, standard dryers and stacked dryers. We also sell a new line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 22% of our 2004 net revenues. Tumblers are sold primarily to laundromats and on-premise laundries under all four of our brands. Our current tumbler dryer design, introduced in October 1997, has 33% to 50% fewer moving parts and requires 20% less drying time as compared to the previous design. In 2003, we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003, we introduced the CARE fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when cleaning chemically saturated fabrics.

In the fall of 2002, we began supplying tumbler dryers to a large European original equipment manufacturer account allowing the account to curtail its production of similar sized products. In 2004, sales to this account exceeded $6.2 million.

Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen, Huebsch and UniMac brands, standard dryers (including stacked dryers) represented approximately 11% of our 2004 net revenues. Our dryer’s capacity, measuring 7.1 cubic feet, is among the largest in the industry.

Stacked Dryers and Stacked Frontload Washers and Dryers. To enable our multi-housing customers to conserve valuable floor space, we offer a stacked unit consisting of two 18 pound standard dryers and offer a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

Presses and Finishing Equipment

Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax brand. Sales of this equipment accounted for approximately 3% of our 2004 net revenues. We offer a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

Service Parts

We benefit from the recurring sales of service parts used to support our large installed base of equipment. The expected field service life of the equipment is 7 to 14 years. Service parts sales accounted for approximately 14% of our 2004 net revenues. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround basis for emergency repair parts orders. The significant demand for service parts generated by the large installed base provides us with a source of higher margin, recurring revenue.

Other Value-Added Services

We believe our customers attach significant importance to the value-added services we provide. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing (which accounted for approximately 2% of our 2004 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. In 1999, our technical communications department introduced a new, CD-ROM based, parts look up program called SearchIt. Since that time, the program has continually been updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our technical communication web site includes installation and operating instructions, programming manuals and technical bulletins. Through our password protected extranet site, our distributors and route operators can download sample equipment operating signs for laundry rooms in both English and Spanish. In addition, management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors and our web sites which provide information on all of our products and services, including downloadable product literature and installation guides. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities. The service also provides a cost analysis for new or updated laundries. We believe our extensive service capabilities, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 100 distributors to laundromats; (ii) 100 distributors to on-premise laundries; (iii) 60 distributors to drycleaners; (iv) 85 route operators serving multi-housing laundries; and (v) over 150 international distributors serving more than 100 countries.

Our top ten customers accounted for approximately 34.1% of our 2004 net revenues. Our top ten customers, other than a significant new account that was added in 2003, have been customers for at least ten years. In 2004, Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Laundry Systems Group N.V. were our largest customers, with Coinmach being the largest, accounting for 13.7% of our 2004 net revenues.

Sales and Marketing

Sales Force

Our sales force of 32 as of December 31, 2004, is structured to serve the needs of each of our customer groups. In addition, through a marketing staff of approximately 52 professionals as of December 31, 2004, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.0 million in 2004 and included a variety of forms, from print and electronic media to direct mail. In addition, our representatives attended over 34 trade shows in 2004 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Off-Balance Sheet Equipment Financing

Through our special-purpose financing subsidiaries, we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include two to nine year loans with an average principal amount of approximately $68,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this service provides us with an additional source of recurring income.

The financing program is structured to minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged approximately 1% for the five year period ended December 31, 2004, and were less than 1% for the year ended December 31, 2004. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, Note 2 to the Financial Statements – “Significant Accounting Policies” and Note 4 to the Financial Statements – “Equipment Financing and Sales of Accounts Receivable”.

Research and Development

Our engineering organization was staffed with over 80 engineers and technical support staff as of December 31, 2004. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. The cumulative research and development spending exceeded $32.1 million for the period 2000 through 2004. We have developed numerous proprietary innovations that we utilize in select products. Over the past four years, we have rolled out our MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen brand, as well as our NetMaster debit card cashless systems designed to replace coin operated equipment. We believe this array of new products allows us to continue to be an innovative leader in electronically controlled equipment. We believe improvements made to existing products and the introduction of new products have supported our market leadership position.

Competition

Within the North American stand-alone commercial laundry equipment industry, we compete with several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, our principal competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the drycleaning industry, we compete primarily with other dry-cleaning pressing and shirt finishing equipment and shirt laundering equipment manufacturers. With respect to pressing and finishing equipment, our principal competitors include Unipress Corporation and Sankosha, USA Inc. With respect to shirt laundering equipment (primarily washer-extractors), our principal competitors include Wascomat and Pellerin Milnor Corporation.

Manufacturing

We own and operate two manufacturing facilities located in Ripon, Wisconsin and Marianna, Florida with an aggregate of more than 830,000 square feet. The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, frontload washers, small chassis dryers and tumbler dryers. The Marianna plant produces our large-chassis washer-extractors, presses and finishing equipment. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate three product distribution centers in the United States, all of which we own. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from eight of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of our business in order to maintain our industry leading position. Both of our manufacturing facilities are ISO 9001 certified. ISO 9001 is a set of standards dealing with quality management systems for quality assurance in design/development, production, installation and servicing that are published by the International Standardization Organization.

Intellectual Property and Licenses

We have approximately 18 trademarks registered in the United States, which are registered in as many as 52 foreign jurisdictions as of December 2004. Our widely recognized brand names Speed

Queen, UniMac, Huebsch and Ajax are identified with and important to the sale of our products. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks.

We currently hold approximately 33 United States patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Conical Spring Braking Mechanism” and the “Suspension System for Automatic Washing Machine”, which patents expire in 2009 and 2011 respectively. The Company does not believe that the expiration of either of these patents will have a material adverse effect on the Company’s financial condition or its results of operations.

As part of a settlement agreement arising out of the divestiture in 1997 of a sister division we granted Amana Company, L.P. and its affiliates (“Amana”) a license to use the Speed Queen and Horizon trademarks and trade names until 2012. Amana has a license to use the Horizon trademark in connection with an unlimited number of home-style washers and home-style dryers and the Speed Queen trademark in connection with sale of no more than 75,000 home-style washers and 75,000 home-style dryers per calendar year. Amana also has a license to use certain patents, copyrights, mask works and know-how in perpetuity for the purpose of competing in all markets. We do not believe that the use of the Speed Queen or Horizon trademarks or other intellectual property by Amana in competition with our business will have a material adverse effect on our financial condition or results of operations.

Our business is not dependent to a material degree on copyrights or trade secrets although we consider the CustomerOne, NetMaster, CardMate, Wash Alert, CARE and SearchIt systems and our upgraded Micro-electronic Display Control to be developments that are important to our business. Other than licenses to commercially available third-party software, we do not believe our licenses to third-party intellectual property are significant to the business.

Regulations and Laws

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where we or predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect our operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, our products. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, our Ripon, Wisconsin and Marianna, Florida manufacturing facilities. With respect to the Ripon facility, this work is being conducted by us. We currently expect to incur costs of less than $100,000 through 2005 at the Ripon facility to complete remedial work. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility. With respect to the Marianna facility, this work is being conducted by a former operator of the property and has been funded through an escrow account, the available balance of which we believe to be greater than any remaining remediation costs. On December 28, 2004, Florida environmental regulators issued a Conditional Site Rehabilitation Completion Order for certain portions of the work being conducted by the former operator of the property. We believe this is a first step towards a final resolution of the Marianna, Florida remediation. We are currently considering a request by the former operator to release remaining escrow funds in the escrow account.

We also received an order in 1995 from the U.S. Environmental Protection Agency, or EPA, requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. The EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated our and Raytheon’s ownership of the Ripon facility. We believe that the EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5.0 million. The group proposed to settle their alleged claims against us, and to protect us from further liability at the site, for approximately $100,000. We declined the proposal because we believe that the Ripon facility’s prior owner, and not us, is responsible for bearing the costs of any liability related to the site.

We have met with the EPA to explain our defenses to enforcement of the administrative order. We received a General Notice of Potential Liability on March 21, 2001, regarding an additional five acre parcel at the site. We were informed that Raytheon has settled this matter by paying $138,672 plus interest from October 31, 2001 in exchange for an Administrative Order from the EPA. It is our opinion that the Raytheon settlement and release in the Administrative Order resolves any liability of Raytheon’s former subsidiaries doing business in Ripon, Wisconsin, and hence any liability that may have passed to us.

Other Regulation

In addition to environmental regulation, our operations are also subject to other U.S. federal, state and local laws, including those relating to protection of public health and worker safety.

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have an employment agreement in place with Mr. L’Esperance, and have entered into new severance protection agreements in January, 2005 with several other members of our senior management team as discussed more fully in “ITEM 11. Executive Compensation—Employment Agreement” and “ITEM 11. Executive Compensation—Severance Protection Agreements.” We do not maintain life insurance policies with any key employees.

On December 31, 2004, we had 1,312 employees. Approximately 620 of our employees at our Wisconsin facilities are represented by The United Steel Workers of America. In February 2004, the United Steel Workers of America ratified a new five year labor contract with us. Included in the new contract is a two-tier wage system which allows us to hire new assembly workers at a wage approximately 20% below the current assembly wage. The Marianna, Florida facility is not unionized. There have been no work stoppages at any of our facilities for more than 30 years. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

ITEM 2. PROPERTIES

The following table provides certain information regarding significant facilities in which we operated as of December 31, 2004:

Location	Function/Products	Aproximate Square Feet	Owned / Leased
Production Facilities
Ripon, WI	Manufacture small washers & dryers, and tumbler dryers	572,900	Owned
Marianna, FL	Manufacture washer-extractors, presses and finishing equipment	259,200	Owned	[1]

	Subtotal	832,100
Regional Distribution Centers
Ripon, WI	Washers, dryers, tumbler dryers	147,500	Owned	[2]
Marianna, FL	Washer-extractors, presses and finishing equipment	33,000	Owned	[1,3]
Ripon, WI	Service Parts	60,800	Owned

	Subtotal	241,300
Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	43,100	Owned

	Subtotal	108,800

	Total	1,182,200

[1]	We own the Marianna buildings, but we lease the land from the city of Marianna.
[2]	The distribution facility was constructed in 2000 on property owned by Alliance.
[3]	This distribution facility was constructed in 2001.

We believe existing manufacturing facilities provide adequate production capacity to meet product demand.

ITEM 3. LEGAL PROCEEDINGS

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising under these claims and legal proceedings will not have a material adverse effect on our business, financial condition and results of operations after giving effect to provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, or ALSA, a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a consulting agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted and on April 3, 2001, the arbitration panel awarded Argentine Pesos 1,408,900 (equivalent to $1.4 million at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of Mr. Lopez. We believed, based on the advice of counsel, in as much as ALSA was a foreign subsidiary, ALSA was responsible for its own debts and obligations and under the terms of the award, any such payments would have been forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against us for the amount ordered to be paid in the arbitration, plus unspecified damages caused by the award not having been timely paid.

Because of the risk this lawsuit presented, we entered into a Settlement, Release, Discharge and Indemnification Agreement with Mr. Lopez in July 2003. While denying any liability whatsoever, we agreed to and paid Mr. Lopez $736,440 on August 6, 2003 and agreed to deliver commercial laundry equipment, up to a cost to us of $60,000 to Mr. Lopez in Brazil free of charge. In consideration for such payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against us and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement, arising from a coin selector, the “W2000,” which was a vendor supplied component used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH, indemnified us and agreed to pay and is paying for our representation in this matter. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial, the court indicated it would enter an order rendering judgment for Imonex that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The court has withheld ruling upon the timelines of Imonex bringing its damage claims. The court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against us with the remainder against the other Münzprüfer customers) against all defendants, to $490,295 ($267,645 against us with the remainder against the other Münzprüfer customers) and gave Imonex the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Imonex filed an election for a new trial on damages, and filed proposed language for the injunction. The Münzprüfer customers filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the court ruled it will not award any additional damages for willful infringement, but entered judgment for Imonex on the issues of infringement, and validity of the Imonex’s patents. Imonex submitted expert reports at the new trial on damages which attempted to prove actual damages of approximately $16,267,644 (approximately $6,305,232 against us with the remainder against other Münzprüfer customers). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage. The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Imonex ($614,662 against us with the remainder against the other Münzprüfer customers).

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

Imonex has filed a Notice of Appeal and the Court of Appeals for the Federal Circuit set the date of docketing as March 16, 2004. Münzprüfer and the Münzprüfer customers have filed cross-appeals. Imonex has served a statement of issues that it will pursue on appeal. Imonex filed its appeal brief on May 13, 2004. Münzprüfer and the Münzprüfer customers’ appeal brief was filed June 25, 2004. Imonex filed its Reply Brief of Appellant on August 9, 2004. The Münzprüfer customers’ Reply Appeal Brief was timely filed. The United States Court of Appeals for The Federal Circuit heard oral arguments on December 7, 2004. We are presently awaiting the court’s opinion.

Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with GAAP, as a judgment has been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. This amount is still recorded at December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of each of the common equity of Alliance Laundry Systems LLC and Alliance Laundry Holdings LLC as of March 18, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended December 31, 2004, December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000. As a result of the Recapitalization, Alliance Laundry is now a wholly-owned subsidiary of Alliance Holdings. Because Alliance Holdings is a holding company with no operating activities and provides certain guarantees, the financial information presented herein represents consolidated financial information of Alliance Holdings, rather than consolidated financial information of Alliance Laundry. The summary historical consolidated financial data for the years presented were derived from our audited consolidated financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of Alliance included elsewhere in this Annual Report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Statements of income (loss) data:
Net revenues:
Commercial and consumer laundry	$242,811	$230,663	$219,653	$219,273	$230,448
Service parts	38,176	36,944	35,524	34,743	34,993

	280,987	267,607	255,177	254,016	265,441
Cost of sales	199,010	188,979	179,047	188,982	197,558

Gross profit	81,977	78,628	76,130	65,034	67,883

Selling, general and administrative expenses	39,837	33,566	30,098	28,665	36,469
Securitization and other costs	—	—	10,920	—	402

Total operating expenses	39,837	33,566	41,018	28,665	36,871

Operating income	42,140	45,062	35,112	36,369	31,012

Interest expense	25,439	28,258	28,341	33,538	35,947
Loss from early extinguishment of debt	—	—	2,004	—	—
Costs related to abandoned public offerings	4,823	—	3,409	—	—
Other income (expense), net	(42)	(830)	33	(67)	354

Income (loss) before taxes	11,836	15,974	1,391	2,764	(4,581)
Provision for income taxes	71	55	56	34	20

Net income (loss) before cumulative effect of accounting change	11,765	15,919	1,335	2,730	(4,601)
Cumulative effect of change in accounting principle	—	—	—	2,043	—

Net income (loss)	$11,765	$15,919	$1,335	$687	$(4,601)

Cash flow data:

Net cash provided by operating activities	$34,880	$30,393	$22,775	$21,338	$15,290
Net cash used in investing activities	(4,101)	(3,590)	(2,563)	(4,964)	(19,557)
Net cash provided by (used in) financing activities	(27,245)	(26,205)	(18,532)	(15,806)	6,330

Other data:

Capital expenditures(1)	$4,166	$3,600	$2,652	$5,152	$7,445
Ratio of earnings to fixed charges(2)	1.5	1.6	1.0	1.1	—
EBITDA(3)	45,085	53,101	40,518	50,608	46,003

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance sheet data (at end of period):
Total current assets	$64,410	$60,996	$59,472	$56,493	$62,447
Total current liabilities	48,372	42,977	45,406	33,945	40,764
Working capital(4)	16,038	18,019	14,066	22,548	21,683
Total assets	184,016	190,639	197,295	203,771	210,143
Long-term debt (including current portion)	269,559	292,199	314,577	323,564	336,605
Long-term obligations(5)	282,777	304,690	328,600	331,246	332,276

Reconciliation: EBITDA
Net income (loss)	$11,765	$15,919	$1,335	$687	$(4,601)
Cumulative effect of change in accounting principle	—	—	—	2,043	—
Provision for income taxes	71	55	56	34	20

Income (loss) before income taxes	11,836	15,974	1,391	2,764	(4,581)

Adjustments:
Interest expense	25,439	28,258	28,341	33,538	35,947
Depreciation and amortization(6)	9,695	10,886	13,293	17,026	17,155
Non-cash interest expense included in amortization above(7)	(1,885)	(2,017)	(2,507)	(2,720)	(2,518)

EBITDA	$45,085	$53,101	$40,518	$50,608	$46,003

(1)	During 2000 and 2001, we incurred various capital expenditures in connection with certain facility rationalization efforts related to previously owned facilities in Searcy, Arkansas and Madisonville, Kentucky and a leased facility in Cincinnati, Ohio, that were considered non-recurring and outside the normal course of our manufacturing operations. Capital expenditures as stated include non-recurring capital expenditures consisting of the following:

•	In 2000, $3.2 million of expenditures at our Ripon, Wisconsin facility related to the transfer of production of our standard dryer and front load washer product lines from a previously owned manufacturing facility in Searcy, Arkansas, which began in 1999 (these expenditures included $2.6 million to build a new finished goods distribution center in Ripon, Wisconsin because the prior warehousing space was displaced by the standard dryer, front load washer and tumbler dryer production lines); $1.1 million of expenditures at our Ripon, Wisconsin facility related to the transfer of production of our tumbler dryer product line from a previously owned manufacturing facility in Madisonville, Kentucky, which was closed in 1999; and $0.5 million of expenditures at our Marianna, Florida facility related to the transfer of production of our Ajax press and finishing equipment product lines from a manufacturing site in Cincinnati, Ohio.

•	In 2001, $1.5 million of expenditures, primarily at our Marianna, Florida facility, related to the transfer of production of our Ajax press and finishing equipment product lines from a manufacturing site in Cincinnati, Ohio, which began in 2000.

We believe that the identification and separation of maintenance and non-recurring capital expenditures are important factors in evaluating our financial results.

(2)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2000, earnings were inadequate to cover fixed charges. The amount of earnings required in 2000 to attain a ratio of 1.0 to 1.0 was $4.6 million.
(3)	“EBITDA,” as presented, represents net income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), cash interest expense and non-cash interest expense on the junior subordinated promissory notes. Interest accrued on the junior subordinated promissory notes is accumulated annually and will be repaid when the notes become due or are paid in full. Based on our industry and debt financing experience, we believe that EBITDA is customarily used to provide useful information regarding a Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, adjusted for certain non-recurring and non-cash items and as defined in the New Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes (the “2005 Notes Indenture”), is also used to determine our compliance with key financial covenants under the New Senior Credit Facility and the 2005 Notes Indenture, which, among other things, impacts the amount of indebtedness we are permitted to incur. Our use of EBITDA, however, should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of our operating results, and cash flows, as a measure of our liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
(4)	Working capital resources represents total current assets less total current liabilities.
(5)	Long-term obligations includes long-term debt, current portion of long-term debt and our mandatorily redeemable preferred units.
(6)	Amortization expense for 2001 and 2000 includes goodwill amortization of $2.0 million and $2.0 million, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortization of the goodwill balance as of December 31, 2001.
(7)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch, and Ajax, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons and (iv) drycleaners.

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

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2004, our net revenues from the sale of commercial laundry equipment were approximately $239.2 million, which comprised over 85% of our total net revenues. The other main component of our revenues is the sale of high margin service parts. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In 2004, our net revenues from the sale of service parts were approximately $38.2 million, almost 14% of our total net revenues.

We estimate that our overall market share is approximately 38% in 2004. We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

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

Recent Developments. On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, or OTPP, acquired 100% of the outstanding equity interests in Alliance Holdings for aggregate consideration of approximately $450.0 million. In connection with such acquisition, the members of our senior management acquired approximately $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired approximately $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to a management share offering. A portion of the aggregate acquisition consideration was used to repay our then existing indebtedness, redeem our then outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to Alliance Holdings’ former equity holders. We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Acquisition.” The Acquisition was financed with approximately $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash.

As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings, all of the equity interests of Alliance Holdings are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is held by management.

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions” which we refer to, together with the Acquisition, as the “Transactions”):

•	the closing of the issuance of $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013, which we refer to as the “2005 Senior Subordinated Notes”. The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “New Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility; and

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 1998 Senior Subordinated Notes. The tender offer expired at 5:00 PM New York City time on February 2, 2005, and approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes remained outstanding after the consummation of the tender offer. We redeemed the remaining 1998 Senior Subordinated Notes in accordance with the indenture governing such notes on March 7, 2005.

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

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and ownership has transferred to the customer; (iii) the price to the customer is fixed or determinable; and (iv) collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us. In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

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

Notes and Accounts Receivable. We value notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning. Balances are written off after all collection efforts have been exhausted.

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

Employee Pensions. We sponsor a defined benefit pension plan covering the majority of our employees. Generally accepted accounting principles require us to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plan. Such assumptions include discount rate, expected rate of return on plan assets, compensation increases and employee turnover rates. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. For purposes of determining our pension expense for 2005, the discount rate and expected rate of return on plan assets have been reduced to 5.75% and 8.75%, respectively.

Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to members’ equity (deficit) when the fair market value of year-end pension assets are less than the accumulated benefit obligation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

The following table provides our historical net revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Commercial and consumer laundry	$242.8	$230.7	$219.7
Service parts	38.2	36.9	35.5

	$281.0	$267.6	$255.2

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of sales	70.8%	70.6%	70.2%
Gross profit	29.2%	29.4%	29.8%
Selling, general and administrative expense	14.2%	12.6%	11.7%
Securitization and other costs	0.0%	0.0%	4.3%
Operating income	15.0%	16.8%	13.8%
Net income	4.2%	5.9%	0.5%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues for the year ended December 31, 2004 increased $13.4 million, or 5.1%, to $281.0 million from $267.6 million for the year ended December 31, 2003. This increase was primarily attributable to higher commercial laundry revenue of $8.6 million, higher service parts revenue of $1.3 million and higher consumer laundry revenue of $3.6 million. The increase in commercial laundry revenue was due primarily to higher international revenue of $7.3 million and higher North American equipment revenue of $1.5 million, which were partly offset by lower earnings from our off-balance sheet equipment financing program of $0.2 million. Revenue from international customers was higher in the Middle East, Africa, Asia and Europe and was driven by favorable selling prices resulting from the weaker United States dollar. The increase in consumer laundry resulted from our re-entry into this marketplace, following the expiration of a non-compete agreement in late 2004. The increase in North American equipment revenue was primarily due to higher revenue from on-premise laundries and drycleaners, partially offset by lower revenue from multi-housing laundries and laundromats.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $3.4 million, or 4.3%, to $82.0 million from $78.6 million for the year ended December 31, 2003. This increase was primarily attributable to margins associated with higher product sales volume, a price increase and lower depreciation expense of $1.1 million, which were partially offset by steel cost increases, higher nickel and chrome surcharges of $4.8 million related to stainless steel purchases and higher employee medical expenses of $1.1 million. Gross profit was not affected to the full extent of recent steel market conditions as we have steel purchase agreements in place. When these agreements expire in early 2005, we will be subject to prevailing steel prices at that time. As a result of the recent escalation in the cost of steel and the negative impact from nickel and chrome surcharges related to stainless steel purchases, we published a price increase, effective on December 1, 2004, which is expected to offset anticipated steel cost increases. Gross profit as a percentage of net revenues decreased to 29.2% for the year ended December 31, 2004 from 29.4% for the year ended December 31, 2003, primarily as a result of the increases in steel related components and medical expense increases.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2004 increased $6.2 million, or 18.7%, to $39.8 million from $33.6 million for the year ended December 31, 2003. The increase in selling, general and administrative expenses was primarily due to recognition of $5.6 million of non-cash compensation expense related to incentive units issued to our executives in 1998 and 2003, higher sales and marketing expenses of $1.2 million and higher independent development costs of $0.4 million, which were partially offset by lower pension expense of $1.0 million. Selling, general and administrative expenses as a percentage of net revenues increased to 14.2% for the year ended December 31, 2004 from 12.6% for the year ended December 31, 2003.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2004 decreased $3.0 million, or 6.5%, to $42.1 million from $45.1 million for the year ended December 31, 2003. Operating income as a percentage of net revenues decreased to 15.0% for the year ended December 31, 2004 from 16.8% for the year ended December 31, 2003.

Interest Expense. Interest expense for the year ended December 31, 2004 decreased $2.9 million, or 10.0%, to $25.4 million from $28.3 million for the year ended December 31, 2003. Interest expense in 2004 includes a favorable non-cash adjustment of $0.2 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 included an unfavorable non-cash adjustment of $1.4 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense was also lower in 2004 as a result of lower interest rates and a reduction in total debt outstanding of $45.0 million, or 14.3% since December of 2002.

Costs Related to Abandoned Public Offerings. Costs related to abandoned public offerings for the year ended December 31, 2004 were $4.8 million with no similar costs in the prior year. During 2004, we pursued an initial public offering of Income Deposit Securities for which we incurred offering related expenses and for which we capitalized debt and offering related costs totaling $4.8 million. As a result of abandoning the Income Deposit Securities offering, we have written off all related capitalized costs in 2004.

Other Income (Expense), Net. Other expense for the year ended December 31, 2004 was less than $0.1 million as compared to other expense of $0.8 million for the year ended December 31, 2003. The 2003 other expense is primarily comprised of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2004 decreased $4.1 million to $11.8 million as compared to $15.9 million for the year ended December 31, 2003. Net income as a percentage of net revenues decreased to 4.2% for the year ended December 31, 2004 from 5.9% for the year ended December 31, 2003.

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

Securitization and Other Costs. We did not incur any securitization and other costs for the year ended December 31, 2003. Securitization and other costs for the year ended December 31, 2002 were $10.9 million. The 2002 costs were due to transaction fees associated with a new asset backed facility. Securitization and other costs as a percentage of net revenues were 4.3% for the year ended December 31, 2002.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2003 increased $10.0 million, or 28.3%, to $45.1 million from $35.1 million for the year ended December 31, 2002. Operating income as a percentage of net revenues increased to 16.8% for the year ended December 31, 2003 from 13.8% for the year ended December 31, 2002.

Interest Expense. Interest expense for the year ended December 31, 2003 of $28.3 million was unchanged as compared to interest expense for the year ended December 31, 2002. Lower cash interest expense resulting from a reduction in total debt outstanding was offset by higher cash interest expense related to the junior subordinated promissory notes. Interest expense in 2003 includes an unfavorable non-cash adjustment of $1.4 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2002 includes an unfavorable non-cash adjustment of $1.8 million to reflect changes in the fair values of a similar interest rate swap agreement.

Other Income (Expense), Net. Other expense for the year ended December 31, 2003 was $0.8 million as compared to other income of less than $0.1 million for the year ended December 31, 2002. The 2003 other expense is primarily comprised of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2003 increased $14.6 million to $15.9 million as compared to $1.3 million for the year ended December 31, 2002. Net income as a percentage of net revenues increased to 5.9% for the year ended December 31, 2003 from 0.5% for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the consummation of the January 27, 2005 Transactions, we refinanced substantially all of our indebtedness with the proceeds of the offering of the 2005 Senior Subordinated Notes and borrowings under the New Senior Credit Facility.

2002 Senior Credit Facility. All borrowings under our amended and restated credit agreement dated as of August 2, 2002 (“2002 Senior Credit Facility”), which was comprised of a $193.0 million term loan facility and a $45.0 million revolving credit facility were repaid in connection with the consummation of the Transactions and all outstanding letters of credit under our amended and restated August 2002 credit agreement were refinanced in 2005.

New Senior Credit Facility. The New Senior Credit Facility is comprised of a senior secured revolving credit facility in a total principal amount of up to $50.0 million (less amounts received for letters of credit), which we refer to as the “New Revolving Credit Facility,” and a senior secured term loan facility in an aggregate principal amount of $200.0 million, which we refer to as the “New Term Loan Facility.” The New Revolving Credit Facility has a six-year maturity and the New Term Loan Facility has a seven-year maturity. We expect to use borrowings under the New Revolving Credit Facility for general corporate purposes, including working capital, capital expenditures and letters of credit. We used borrowings under the New Term Loan Facility together with proceeds from the offering of the 2005 Senior Subordinated Notes to pay the adjusted equity purchase price under the Acquisition, to repay outstanding debt, including the 2002 Senior Credit Facility, 1998 Senior Subordinated Notes, junior subordinated promissory notes, unreturned capital on certain preferred units, and to pay fees and expenses related to the Financing Transactions.

The New Senior Credit Facility requires that we meet certain financial tests including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. The New Senior Credit Facility allows a maximum ratio of consolidated debt to Adjusted EBITDA (as defined by the New Senior Credit Facility) beginning with the fiscal quarter ended June 30, 2005 (the first financial condition covenant test period), of 6.50. The New Senior Credit Facility contains customary covenants and restrictions including, among others, limitations or prohibitions on capital expenditures and acquisitions, declaring and paying dividends and other distributions, redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, guarantees, recapitalizations, mergers, asset sales and transactions with affiliates.

Additional borrowings and the issuance of additional letters of credit under the New Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

Securitization Programs. On November 26, 2002, a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), formed by a special-purpose bankruptcy remote subsidiary of ours, entered into a $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first three years of the Asset Backed Facility, we are permitted, from time to time, to sell our trade receivables and certain equipment loans to the special purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria standard for transactions of this type. After December 2, 2005 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we may not be able to refinance the facility on advantageous terms or at all. At December 31, 2004 and 2003, we recorded $15.9 million and $17.5 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust.

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

1998 Senior Subordinated Notes. On January 4, 2005, we commenced a cash tender offer and consent solicitation with respect to all $110.0 million of our outstanding 1998 Senior Subordinated

Notes. The tender offer for the 1998 Senior Subordinated Notes expired at 5:00 p.m. New York City time on February 2, 2005, and approximately 5.10% of the principal amount of the 1998 Senior Subordinated Notes remained outstanding after the consummation of the tender offer. We redeemed the remaining 1998 Senior Subordinated Notes in accordance with the indenture governing such notes on March 7, 2005.

2005 Senior Subordinated Notes. As part of the Financing Transactions, we offered and sold $150.0 million of 2005 Senior Subordinated Notes and received proceeds of approximately $149.3 million. The 2005 Notes Indenture governing the 2005 Senior Subordinated Notes, among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities.

EBITDA and Adjusted EBITDA. We have presented EBITDA below and Adjusted EBITDA below because certain covenants in the indenture relating to the 2005 Senior Subordinated Notes are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that Adjusted EBITDA is customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, Adjusted EBITDA is defined in the indenture in a manner which is identical to the definition of Adjusted EBITDA in our New Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The indenture governing our 2005 Senior Subordinated Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation from Net Income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income	$11,765	$15,919	$1,335
Provision for income taxes	71	55	56

Income before income taxes	11,836	15,974	1,391

Adjustments:
Interest expense	25,439	28,258	28,341
Depreciation and amortization(a)	9,695	10,886	13,293
Non-cash interest expense included in amortization above	(1,885)	(2,017)	(2,507)

EBITDA	$45,085	$53,101	$40,518

Adjustments:
Finance program adjustments(b)	2,980	3,396	1,019
Other non-recurring charges(c)	4,823	797	16,548
Other non-cash charges(d)	5,579	—	—
Management fees paid to affiliates of Bain	1,033	1,020	1,033

Adjusted EBITDA	$59,500	$58,314	$59,118

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.

(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges include plant relocation costs included in administrative expenses, lawsuit settlement expenses and infrequently occurring items as follows:

•	Other non-recurring charges in 2002 relate to $10.9 million associated with costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, $3.4 million associated with an abandoned Canadian public offering, $2.0 million associated with the non-cash loss resulting from the early extinguishment of debt on a prior term loan and revolving credit facility, and $0.2 million of plant relocation costs.

•	Other non-recurring charges in 2003 relate to $0.8 million of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina.

•	Other non-recurring charges in 2004 relate to $4.8 million of expenses related to the Company’s abandoned IDS offering.

(d)	Other non-cash charges in 2004 relate to $5.6 million of non-cash executive unit compensation.

Liquidity. After the Acquisition, our principal sources of liquidity are cash flows generated from operations and borrowings under our $50.0 million New Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2005 will not exceed $6.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the New Revolving Credit Facility. As of December 31, 2004, we had $269.6 million of indebtedness outstanding and after giving effect to the Transactions, we would have had $350.0 million of indebtedness outstanding.

Our New Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. Our first measurement date for financial covenants under the New Senior Credit Facility is June 30, 2005. The occurrence of any default of these covenants could result in acceleration of our obligations under the New Senior Credit Facility (approximately $200.0 million after giving effect to the Transactions) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing our $150.0 million of 2005 Senior Subordinated Notes, under our Asset Backed Facility and under our ALERT 2000 securitization arrangement.

At December 31, 2004 we had outstanding debt of $130.0 million under the 2002 Senior Credit Facility, $110.0 million of 1998 Senior Subordinated Notes, $28.8 million of junior subordinated promissory notes (the “Junior Subordinated Notes”), $0.5 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.3 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. At December 31, 2004, there were no borrowings under our 2002 revolving credit facility. Letters of credit issued on our behalf under the 2002 revolving credit facility totaled $27.8 million at December 31, 2004. At December 31, 2004, we had $17.2 million of our existing $45.0 million revolving credit facility available subject to certain limitations under our existing senior credit facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA (as defined by the 2002 Senior Credit Facility), we could have borrowed $17.2 million at December 31, 2004 in additional indebtedness under the 2002 revolving credit facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be 6.50 at December 31, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The New Term Loan Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2005	$1.5
2006	$2.0
2007	$2.0
2008	$2.0
2009	$2.0
Thereafter	$190.5

The New Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the New Senior Credit Facility). The New Revolving Credit Facility will terminate on January 27, 2011.

We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the New Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the New Senior Credit Facility and 2005 Senior Subordinated Notes.

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

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under purchase and lease commitments as of December 31, 2004 and the new debt obligations in place as a result of the January 27, 2005 Transactions, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
	(in thousands)
Long-term debt(1)(2)	$350,000	$1,500	$4,000	$4,000	$340,500
Projected interest on long-term debt(2)	176,225	24,230	48,182	46,166	57,647
Operating leases	1,111	571	394	59	87
Purchase commitments(3)	14,755	14,755	—	—	—
Other long-term obligations(4)	—	—	—	—	—

Total contractual cash obligations	$542,091	$41,056	$52,576	$50,225	$398,234

(1)	Long-term debt includes the New Senior Credit Facility and 2005 Senior Subordinated Notes.
(2)	$133.0 million of our outstanding debt at January 27, 2005 (the closing date of the Transactions), is subject to floating interest rates after giving effect to an interest rate swap agreement required by the New Senior Credit Facility. Interest payments are projected based on rates in effect on the closing date of the Transactions and after giving effect to the interest rate swap agreement assuming no variable rate fluctuations going forward. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	Other long-term obligations owed under deferred compensation agreements and the redeemable preferred units were paid in full upon the closing of the Acquisition, and as such, are not reflected in the schedule above. For further information, see Notes 13 and 10 to our consolidated financial statements.

We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 12 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 11 to our consolidated financial statements.

Off-Balance Sheet Arrangements

Through our special-purpose bankruptcy remote subsidiary we entered into a $300.0 million Asset Backed Facility as defined above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2004 was $26.3 million.

Gains on sales of notes receivable and other net finance program income in 2004 of approximately $6.1 million are included in commercial laundry revenue. After December 2, 2005 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we may not be able to refinance the facility on advantageous terms or at all. At December 31, 2004 and 2003, we recorded $15.9 million and $17.5 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust. For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 4 and 5 to the consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net cash provided by operating activities	$34,880	$30,393	$22,775
Net cash used in investing activities	(4,101)	(3,590)	(2,563)
Net cash used in financing activities	(27,245)	(26,205)	(18,532)

Net increase in cash and cash equivalents	$3,534	$598	$1,680

Cash generated from operations for the twelve months ended December 31, 2004 of $34.9 million was derived from $31.5 million of earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2004 of $5.6 million decreased $3.5 million as compared to the balance of $9.2 million at December 31, 2003. The investment in beneficial interests in securitized accounts receivable at December 31, 2004 of $19.5 million increased $2.7 million as compared to the balance of $16.8 million at December 31, 2003, which was primarily attributable to an increase in retained interests on trade receivables sold under the new Asset Backed Facility. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2004 of $19.4 million decreased $3.3 million as compared to the balance of $22.7 million at December 31, 2003 which was primarily attributable to a decrease in the beneficial interests sold to the trust.

Cash generated from operations for the twelve months ended December 31, 2003 of $30.4 million was derived from $32.1 million of earnings before depreciation, amortization and non-cash interest with a partial offset resulting from changes in working capital. The working capital investment in accounts receivable at December 31, 2003 of $9.2 million increased $3.4 million as compared to the balance of $5.8 million at December 31, 2002. The investment in beneficial interests in securitized accounts receivable at December 31, 2003 of $16.8 million decreased $3.1 million as compared to the balance of $19.9 million at December 31, 2002, which was primarily attributable to a decrease in retained interests on trade receivables sold under the new Asset Backed Facility. The investment in notes receivable at December 31, 2003 of $8.2 million decreased $3.0 million as compared to the balance of $11.2 million at December 31, 2002, which was primarily attributable to a decrease in unsold notes carried on our books. The investment in inventory at December 31, 2003 of $26.2 million increased $0.5 million as compared to the balance of $25.7 million at December 31, 2002. The working capital investment in accounts payable at December 31, 2003 of $11.3 million decreased $2.5 million as compared to the balance of $13.8 million at December 31, 2002.

Capital Expenditures

Our capital expenditures for the twelve months ended December 31, 2004 and December 31, 2003 were $4.2 million and $3.6 million, respectively. Capital spending in 2004 and 2003 was principally oriented toward product enhancements and reducing manufacturing costs.

RISK FACTORS

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We are highly leveraged. As of December 31, 2004, as adjusted to give effect to the Transactions, we would have had $350.0 million of consolidated indebtedness, excluding unused commitments under the new revolving credit facility and letters of credit.

Our substantial indebtedness could have important consequences to noteholders and creditors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts, our planned expansion into the U.S. home laundry market and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt;

•	subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our New Senior Credit Facility; and

•	limit our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness, and to fund our planned capital expenditures, our planned expansion into the U.S. home laundry market and our research and development efforts, will depend on our ability to generate cash and on future financial results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the New Senior Credit Facility or otherwise to enable us to pay our indebtedness, including the 2005 Senior Subordinated Notes, or to fund other liquidity needs. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If the lenders required immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We also could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The New Senior Credit Facility and our obligations under the notes will limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, the new credit facility will be secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including the New Senior Credit Facility and the 2005 Senior Subordinated Notes, on commercially reasonable terms or at all.

Our net revenues depend on a limited number of significant customers.

Our top ten equipment customers accounted for approximately 34.1% of our 2004 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 13.7% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from our significant customers could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to fund our financing programs to end-customers could result in the loss of sales and adversely affect our operations.

We offer an extensive financing program to end-customers, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, from us. Typical terms include two to nine year loans with an average principal amount of approximately $68,000. We provide these financing programs through our asset backed facility, which is a three year $300.0 million revolving facility entered into by Alliance Laundry Equipment Receivables Trust 2002-A, a trust formed by Alliance Laundry Equipment Receivables 2002 LLC, one of our special purpose bankruptcy remote subsidiaries, and backed by equipment loans and trade receivables originated by us. The trust is utilized to finance both equipment loans and trade receivables. If certain limits in size of the asset backed facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through off-balance sheet bankruptcy remote subsidiaries could limit our ability to provide our-end-customers with financing which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding our financing subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

Price fluctuations or shortages of raw materials and the possible loss of suppliers could adversely affect our operations.

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operation. In addition, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on our business, financial condition and results of operations. We currently do not hedge commodities associated with payments for purchased raw materials and components.

We operate in a competitive market.

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

In addition, we may face competition from companies outside of the United States that may have lower costs of production (including labor or raw materials). These companies may pass off these lower production costs as price decreases for customers and as a result, our revenues and profits could be adversely affected.

Energy efficiency and water usage standards could adversely affect our industry.

Certain of our washer products are subject to federal and state laws and regulations which pertain to energy efficiency and/or water usage. There is a federal standard for residential clothes washers. Individual U.S. states are currently considering, and enacting, laws and corresponding standards which endeavor to regulate energy efficiency for certain of our commercial washers, as well as water usage standards for certain of our residential and commercial washers.

These existing laws and regulations, along with anticipated energy efficiency and water usage laws and corresponding standards, may create short term market conditions which are economically disadvantageous to us and may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales of equipment to international customers represented approximately 14.7% of our 2004 net revenues. Demand for our products are and may be affected by economic and political conditions in each of the countries in which we sell our products and by certain other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in United States dollars), import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws. Changes in policies by foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations or limitations on imports or exports, any of which could have a material adverse effect on our business, financial condition and results of operations. We do not, and currently do not intend to, hedge exchange rate fluctuations between United States dollars and foreign currencies associated with payments for equipment and service parts sales.

We are dependent on key personnel.

We are dependent on the continued services and performance of our senior management team and certain other key employees, including Thomas L’Esperance, our CEO and President. Mr. L’Esperance’s employment agreement with us is expected to be amended and restated in connection with the consummation of the Acquisition and will automatically renew beginning on May 4, 2005 and on each anniversary thereof unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. The loss of any key employee could have a material adverse effect on our business, financial condition and results of operations because of their experience and knowledge of our business and customer relationships. We do not maintain life insurance policies with respect to key employees.

Adverse relations with employees could harm our business.

As of December 31, 2004, approximately 620 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. We are periodically in negotiations with The United Steel Workers of America. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved in February 2004 and expires on February 28, 2009. However, there can be no assurance that we can successfully negotiate a new agreement or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Beginning in December 2005, we will be unable to utilize our off-balance sheet asset backed facility. If we are unable to refinance this facility, this may have an adverse impact on our business.

Beginning in December 2005, we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we cannot assure that we will be able to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to December 2005 could have a material adverse effect on our business, financial condition and results of operations, including our revenues and EBITDA and leverage. Gains on sales of notes receivable and other net finance program income in 2004 of approximately $6.1 million are included in commercial laundry revenue. As of December 31, 2004, the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $34.0 million and $207.6 million, respectively. If we are unable to refinance or replace the facility, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet.

The controlling equityholder of our parent company could exercise its influence over us to your detriment.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 91.8% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the securityholders for approval, including the election of our managers and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the New Senior Credit Facility and the 2005 Notes Indenture will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the board of directors of our ultimate parent company, ALH. It is not clear under either the laws of the State of Delaware or applicable federal bankruptcy law what, if any, duties the board of directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the board of directors of ALH could make determinations under the New Senior Credit Facility and the 2005 Notes Indenture that are not in the best interest of our other securityholders.

The nature of our business exposes us to potential liability for environmental claims and we could be adversely affected by environmental, health and safety requirements.

We are subject to comprehensive and frequently changing federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or stricter interpretation of existing laws could require additional expenditures by us, some of which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future, and we cannot be sure that our existing insurance or additional insurance will provide adequate coverage against potential liability resulting from any such administrative and judicial proceedings and inquiries. The aggregate amount of future clean-up costs and other environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, our Ripon, Wisconsin and Marianna, Florida manufacturing facilities. With respect to the Ripon facility, the work is being conducted by us. With respect to the Marianna facility, this work is being conducted by a former operator of the property and has been funded through an escrow account, the available balance of which we believe to be greater than the remaining remediation costs. There can be no assurance that significant additional costs will not be incurred by us in the future with respect to the Marianna, Ripon or other facilities.

Our operations are also subject to various hazards incidental to the manufacturing and transportation of commercial laundry equipment. These hazards can cause personal injury and damage to and destruction of property and equipment. There can be no assurance that as a result of past or future operations, there will not be claims of injury by employees or members of the public. Furthermore, we also have exposure to present and future claims with respect to worker safety, workers’ compensation and other matters. There can be no assurance as to the actual amount of these liabilities or the timing of them. Regulatory developments requiring changes in operating practices or influencing demand for, and the cost of providing, our products and services or the occurrence of material operational problems, including but not limited to the above events, may also have a material adverse effect on our business, financial condition and results of operations.

We may encounter certain risks when implementing our business strategy to expand into the U.S. home laundry market.

We re-entered the U.S. home laundry market in October 2004 after the expiration of a non-compete agreement. Our strategy to expand in the U.S. home laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. Any failure to successfully execute this strategy could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We may incur product liability expenses.

We are exposed to potential product liability risks that arise from the sales of our products. In addition to direct expenditures for damages, settlements and defense costs, there is a possibility of adverse publicity as a result of product liability claims. We can not be sure that our existing insurance or any additional insurance will provide adequate coverage against potential liabilities and any such liabilities could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We are subject to risks of future legal proceedings.

At any given time, we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, the loss of a significant permit or other approval or the imposition of a significant fine or penalty could have a material adverse effect on our business, financial condition and future prospects.

Interest rate fluctuations could have an adverse effect on our revenues and financial results.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our fixed rate debt, including, upon completion of this offering, the notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations including, upon consummation of the Transactions, obligations outstanding under the new credit facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entities. See ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk for an additional discussion of such market risks.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) will be adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $5.0 million at December 31, 2004. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R upon our financial statements.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entities. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft is expected in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 11 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facilities; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation.

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

Revenue from international customers represented approximately 14.7% of 2004 net revenues. At December 31, 2004, there were no material non-United States dollar denominated financial instruments outstanding which exposed us to foreign exchange risk.

As noted above, we are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $110 million 1998 Senior Subordinated Notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entities. Borrowings outstanding under the Senior Credit Facility totaled $130.0 million at December 31, 2004.

The fair value of our 1998 Senior Subordinated Notes was approximately $112.8 million based upon prevailing prices in recent market transactions as of December 31, 2004. We estimate that this fair value would increase/decrease by approximately $2.9 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the 1998 Senior Subordinated Notes as of December 31, 2004.

An assumed 10% increase/decrease in the variable interest rate of 5.9% in effect at December 31, 2004 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $0.8 million.

On December 12, 2002, we entered into an $80.0 million interest rate swap agreement with Lehman Brothers Special Financing Inc. to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on January 6, 2006, we pay a fixed rate of 3.06%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2004 was $1.5 million. The fair value of this interest rate swap agreement, which represents the amount that we would pay to settle the instrument, was $0.2 million at December 31, 2004.

An assumed 10% increase/decrease in interest rates under our special-purpose entities at December 31, 2004 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2004 of $19.4 million by approximately $0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

    of Alliance Laundry Holdings LLC

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective January 1, 2004.

On January 27, 2005, Alliance Laundry Holdings LLC and its subsidiaries were acquired by ALH Holding Inc., an entity established by Teachers’ Private Capital, the private equity arm of the Ontario Teachers’ Pension Plan Board as described in Note 15 to the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
March 7, 2005

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash	$11,471	$7,937
Accounts receivable (net of allowance for doubtful accounts of $123 and $257 at December 31, 2004 and 2003, respectively)	5,611	9,157
Inventories, net	26,761	26,215
Beneficial interests in securitized accounts receivable	19,479	16,789
Prepaid expenses and other	1,088	898

Total current assets	64,410	60,996

Notes receivable, net	6,742	8,161
Property, plant and equipment, net	30,481	34,035
Goodwill	55,414	55,414
Beneficial interests in securitized financial assets	19,379	22,676
Debt issuance costs, net	5,751	7,636
Other assets	1,839	1,721

Total assets	$184,016	$190,639

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$12,036	$11,270
Revolving credit facility	—	—
Accounts payable	11,618	11,279
Other current liabilities	24,718	20,428

Total current liabilities	48,372	42,977

Long-term debt:
Senior credit facility	118,218	145,975
Senior subordinated notes	110,000	110,000
Junior subordinated note	28,776	24,171
Other long-term debt	529	783

Other long-term liabilities	7,218	6,491
Mandatorily redeemable preferred units	6,000	—

Total liabilities	319,113	330,397

Commitments and contingencies (see Note 11)
Mandatorily redeemable preferred equity	—	6,000
Members’ deficit	(135,097)	(145,758)

Total liabilities and members’ deficit	$184,016	$190,639

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Net revenues:
Commercial and consumer laundry	$242,811	$230,663	$219,653
Service parts	38,176	36,944	35,524

	280,987	267,607	255,177
Cost of sales	199,010	188,979	179,047

Gross profit	81,977	78,628	76,130

Selling, general and administrative expense	39,837	33,566	30,098
Securitization and other costs	—	—	10,920

Total operating expenses	39,837	33,566	41,018

Operating income	42,140	45,062	35,112

Interest expense	25,439	28,258	28,341
Loss from early extinguishment of debt	—	—	2,004
Costs related to abandoned public offerings	4,823	—	3,409
Other income (expense), net	(42)	(830)	33

Income before taxes	11,836	15,974	1,391
Provision for income taxes	71	55	56

Net income	$11,765	$15,919	$1,335

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Members’ deficit, beginning of year	$(145,758)	$(166,740)	$(160,208)
Net income	11,765	15,919	1,335

Accumulated other comprehensive income (loss):
Net unrealized holding gain on residual interests, beginning of year	2,236	1,586	1,309
Unrealized gain (loss), net	(1,107)	650	277

Net unrealized holding gain on residual interests, end of year	1,129	2,236	1,586

Minimum pension liability adjustment, beginning of year	(3,622)	(8,003)	—
(Increase) decrease	3	4,381	(8,003)

Minimum pension liability adjustment, end of year	(3,619)	(3,622)	(8,003)

Net unrealized gain on interest rate swaps, beginning of year	—	—	141
Unrealized (loss)	—	—	(141)

Net unrealized gain on interest rate swaps, end of year	—	—	—

Repayment on loans to management	—	32	—

Members’ deficit, end of year	$(135,097)	$(145,758)	$(166,740)

Comprehensive income (loss):
Net income	$11,765	$15,919	$1,335
Other comprehensive income (loss):
Net unrealized holding gain (loss) on residual interests, net	(1,107)	650	277
Minimum pension liability adjustment	3	4,381	(8,003)
Unrealized (loss) on interest rate swaps	—	—	(141)

Comprehensive income (loss)	$10,661	$20,950	$(6,532)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$11,765	$15,919	$1,335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,695	10,886	13,293
Non-cash interest	4,415	5,290	4,875
Non-cash executive unit compensation	5,579	—	—
Non-cash loss from early extinguishment of debt	—	—	2,004
Loss (gain) on sale of property, plant and equipment	42	33	(33)
Changes in assets and liabilities:
Accounts receivable	3,546	(3,323)	4,606
Inventories	(546)	(518)	4,165
Other assets	344	4,346	(6,184)
Accounts payable	339	(2,518)	1,603
Other liabilities	(299)	278	(2,889)

Net cash provided by operating activities	34,880	30,393	22,775

Cash flows from investing activities:
Additions to property, plant and equipment	(4,166)	(3,600)	(2,652)
Proceeds on disposal of property, plant and equipment	65	10	89

Net cash used in investing activities	(4,101)	(3,590)	(2,563)

Cash flows from financing activities:
Repayment of management note	—	32	—
Proceeds from long-term debt	—	—	193,000
Principal payments on long-term debt	(27,245)	(26,237)	(205,230)
Debt financing costs	—	—	(6,302)

Net cash used in financing activities	(27,245)	(26,205)	(18,532)

Increase in cash	3,534	598	1,680
Cash at beginning of year	7,937	7,339	5,659

Cash at end of year	$11,471	$7,937	$7,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,876	$22,148	$22,155

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

We design, manufacture and service a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets. We also manufacture consumer washing machines for sale to domestic and international customers. We produce all of our products in the U.S. at two manufacturing plants located in Ripon, Wisconsin and Marianna, Florida. We also provide equipment financing to laundromat operators and other end-users.

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

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC pursuant to a unit purchase agreement for aggregate consideration of $450.0 million (See Note 15).

Note 2 – Significant Accounting Policies:

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

Revenue Recognition

Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Long-lived assets, principally property, plant and equipment, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002. SFAS No. 142 requires a goodwill impairment review to be performed at least annually by applying a fair-value-based test at an appropriate level within the entity. This test involves a comparison of a reporting unit’s estimated fair value to its carrying value. If the estimated fair value is in excess of the carrying value, the test is complete and no goodwill impairment is recorded. We estimate fair value based upon estimates of discounted cash flows, including expectations of future operating results. We also consider other indicators of fair value, including the sale of the Company on January 27, 2005, as discussed in Note 1. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2004.

Debt Issuance Costs

As a result of amending and restating our Senior Credit Facility in 2002, we wrote-off $2.0 million of remaining unamortized debt issuance costs associated with the previous facility and capitalized as debt issuance costs the fees associated with the new facility of $6.3 million. Accumulated amortization was $7.7 million and $5.8 million at December 31, 2004 and 2003, respectively.

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The reserves for extended warranties are included in the table in Note 12.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $7.2 million, $6.7 million and $6.7 million in 2004, 2003 and 2002, respectively.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $3.0 million, $3.1 million, and $2.9 million in 2004, 2003 and 2002, respectively.

Income Taxes

As a result of the Recapitalization, we are a stand-alone limited liability company and are not subject to federal and most state income taxes.

Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M interests in 2003 (see Note 14). These units were issued for nominal consideration based upon the subordinated nature of such interests, and represent performance-based compensatory awards for accounting purposes. Compensation expense is measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain fair value target multiples, as defined, will be achieved. We recognized $5.6 million in non-cash incentive compensation expense related to these units in 2004. No expense was recognized in 2003 or 2002.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of our 1998 Senior Subordinated Notes at December 31, 2004 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps are obtained based upon third party quotes.

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

In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within members’ deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. We reclassified in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the year ended December 31, 2001, we recognized a loss of $1.5 million reflecting the subsequent changes in the fair values of our interest rate swaps and a gain of $0.6 million for the reclassification of the transition adjustment as discussed above. We entered into a new interest rate swap agreement in December 2002. We recognized a gain of $0.2 million, a loss of $1.4 million and a loss of $1.8 million reflecting the subsequent changes in the fair value of this interest rate swap for the years ended December 31, 2004, 2003 and 2002 respectively.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. The Company’s sales to international customers accounted for 14.7%, 12.7% and 11.5% of net revenues in 2004, 2003 and 2002, respectively. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 13.7%, 15.8% and 16.8% of net revenues in 2004, 2003 and 2002, respectively.

Recently Issued Accounting Standards

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) will be adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $5.0 million at December 31, 2004. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material effect on our consolidated financial position, results of operations and cash flows.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain staff positions that effectively amended SFAS No. 150. The Statement was effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long-term liability section of our consolidated balance sheet. This change was implemented on a prospective basis in accordance with SFAS No. 150.

During December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These disclosure requirements were effective for our plans in 2003. This Statement also requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension and other postretirement benefit plans. These disclosures have been included within our financial statement notes (see Note 13).

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements, to include the guidance from Emerging Issues Task Force EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material effect on the Company’s consolidated results of operations or financial position.

During May 2004, the FASB (Financial Accounting Standards Board) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the new Medicare prescription drug legislation (“the Act”). The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 was adopted by us in the third quarter of 2004. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R upon our financial statements.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entities. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft is expected in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 – Infrequently Occurring Items:

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities, or IDSs, representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. As a result of this offering, as of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004, we chose to abandon the Income Deposit Securities offering, and have consequently written off the $3.5 million of capitalized costs in 2004.

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

Note 4 - Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases for primarily laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2004 approximates 7.8% with terms ranging from 2 to 9 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On November 26, 2002, Alliance, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”), and a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), entered into a three year $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first three years of the new Asset Backed Facility, we are permitted, from time to time, to sell our trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After three years from the closing date, which is December 2, 2005, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2004, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $207.6 million.

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

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income in 2004, 2003, and 2002 of approximately $6.1 million, $6.3 million, and $7.2 million, respectively, is included in commercial laundry revenue.

Pursuant to the terms of the ALRW Facility, on November 28, 2000, the Company, through a wholly-owned subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”) and Alliance Laundry Equipment Receivable Trust 2000-A (“ALERT”), a trust formed by ALER, completed the securitization of $137.8 million of notes receivable related to equipment loans. The transaction was financed by the issuance of $128.2 million of equipment loan-backed notes issued by ALERT and certain interests retained by us. Proceeds from the issuance of the notes by ALERT were used to repay amounts outstanding under the ALRW Facility, with the balance received by us in settlement of our related retained interests. We hold all of the residual equity interests of the trust, which we do not consolidate based upon its special-purpose bankruptcy remote status, and we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of loans held by the trust. At December 31, 2004 and 2003, we have recorded $3.5 million and $5.1 million, respectively, related to the estimated fair value of our beneficial interests in the notes sold to the trust.

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

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entities:

	December 31, 2004		December 31, 2003
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total Portfolio	$238,506	$5,162	$244,127	$6,643
Less: Loans Sold	230,234	4,628	234,266	4,693

Loans Held	8,272	$534	9,861	$1,950

Allowance for loan losses	(1,530)		(1,700)

	$6,742		$8,161

	For The Year Ended December 31, 2004	For The Year Ended December 31, 2003	For The Year Ended December 31, 2002
Proceeds from sales of loans	$86,310	$94,083	$89,644
Purchase of delinquent or foreclosed assets	$—	$—	$(8,818)
Servicing fees and other net cash flows received on retained interests	$14,132	$14,475	$16,411

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2004, 2003 and 2002 were 0.66%, 0.89% and 1.12%, respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Beginning of Period	Charges to Expense	Deductions	Balance at End of Period
Year ended:
December 31, 2002	$816	3,143	2,659	1,300
December 31, 2003	$1,300	1,844	1,444	1,700
December 31, 2004	$1,700	700	870	1,530

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

	December 31,
	2004	2003
Beneficial interests in notes sold to ALER 2002	15,866	17,539
Other beneficial interests in notes sold - ALERT	3,513	5,137

	$19,379	$22,676

Key economic assumptions used in valuing retained interests at December 31, 2004 and 2003 were as follows:

	2004	2003
Average prepayment speed (per annum)	25.0%	25.0%
Expected credit losses (per annum)	1.0%	1.0%
Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 21 months at December 31, 2004.

At December 31, 2004 and 2003, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2004	2003
Prepayment speed assumption:
Impact on FV 10% adverse change	(70)	(165)
Impact on FV 20% adverse change	(139)	(317)

Expected credit losses:
Impact on FV 10% adverse change	(233)	(251)
Impact on FV 20% adverse change	(465)	(501)

Residual cash flow discount rate:
Impact on FV 10% adverse change	(327)	(382)
Impact on FV 20% adverse change	(644)	(752)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 5 - Sales of Accounts Receivable:

As described in Note 4, we, through our bankruptcy remote subsidiary ALER 2002, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2004 was $51.8 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $34.0 million.

Losses on sales of trade accounts receivable and related expenses of $1.8 million, $1.5 million and $1.0 million in 2004, 2003 and 2002, respectively, are included in selling, general and administrative expense. Our retained interest in trade accounts receivable sold to ALER 2002 at December 31, 2004 and 2003 is $19.5 million and $16.8 million, respectively. We stopped selling trade receivables to ALRW and on December 3, 2002, all amounts outstanding under the ALRW Facility were paid off and ALRW ceased all activities.

Note 6 - Inventories:

Inventories consisted of the following at:

	December 31,
	2004	2003
Materials and purchased parts	$9,899	$9,148
Work in process	3,713	3,059
Finished goods	14,468	15,594
Less: inventory reserves	(1,319)	(1,586)

	$26,761	$26,215

Note 7 - Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31,
	2004	2003
Land	$903	$910
Buildings and leasehold improvements	30,110	29,776
Machinery and equipment	148,403	154,346

	179,416	185,032
Less: accumulated depreciation	(150,893)	(152,246)

	28,523	32,786
Construction in progress	1,958	1,249

	$30,481	$34,035

Depreciation expense was $7.6 million, $8.6 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8 – Other Current Liabilities:

The major components of other current liabilities consisted of the following at:

	December 31,
	2004	2003
Warranty reserve	$4,309	$4,759
Accrued sales incentives	3,842	2,626
Salaries, wages and other employee benefits	6,064	5,100
Accrued interest	2,954	6,066
Executive unit compensation	5,579	—
Other current liabilities	1,970	1,877

	$24,718	$20,428

Note 9 – Debt:

In connection with the acquisition of the Company by ALH on January 27, 2005 (see Note 15), all borrowings under the Term Loan Facility, Junior Subordinated Notes and other long-term debt were repaid. The Company initiated a tender offer and consent solicitation on January 4, 2005 for the $110 million of Senior Subordinated Notes. By March 7, 2005 the entire $110 million was tendered or redeemed.

Debt consisted of the following at:

	December 31,
	2004	2003
Term loan facility	$130,000	$157,000
Senior subordinated notes	110,000	110,000
Junior subordinated note	28,776	24,171
Revolving credit facility	—	—
Other long-term debt	783	1,028

Gross long-term debt	269,559	292,199
Less: current portion	(12,036)	(11,270)

	$257,523	$280,929

Senior Credit Facility

On August 2, 2002 we amended and restated our May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 5, 2007. The Term Loan Facility requires principal payments of $2,946 per quarter through June 2006, and payments of $4,909 per quarter for September 2006 through March 2007. Final payment of $97,598 is due August 2007. We are required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined.

The Term Loan Facility bears interest, at our election, at either the Lenders’ Base Rate plus a margin of 2.5% or the Eurodollar Rate plus a margin of 3.5%. The Revolving Credit Facility bears interest, at our election, at either the Base Rate plus a margin ranging from 1.5% to 2.5% or the Eurodollar Rate plus a margin ranging from 2.5% to 3.5%.

The interest rate on term loan borrowings outstanding at December 31, 2004 and 2003 was 5.85% and 4.70%, respectively. Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries). Letters of credit issued on our behalf under the Revolving Credit Facility totaled $27.8 million at December 31, 2004.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

Senior Subordinated Notes

Also on May 5, 1998, the Company and its wholly-owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of 9 5/8% senior subordinated notes due in 2008 (the “1998 Senior Subordinated Notes”) to Lehman Brothers Inc. and Credit Suisse First Boston Corporation (the “Initial Purchasers”). The Initial Purchasers subsequently resold the 1998 Senior Subordinated Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions.

The 1998 Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including permitted borrowings under the Senior Credit Facility.

Interest on the 1998 Senior Subordinated Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1. The fair value of the 1998 Senior Subordinated Notes at December 31, 2004 and 2003 was approximately $112.8 million and $110.6 million, respectively, based upon prices prevailing in recent market transactions.

The 1998 Senior Subordinated Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Redemption Price
2005	101.604%
2006 and thereafter	100.000%

We are required under the terms of the 1998 Senior Subordinated Notes to offer to redeem the Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date, upon a change of control, as defined. Further, we are required to offer to redeem the 1998 Senior Subordinated Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the redemption date, when the amount of excess proceeds from asset sales, as defined, exceeds $10 million, up to the maximum principal amount that may be purchased out of such excess proceeds.

As discussed above, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the 1998 Senior Subordinated Notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the 1998 Senior Subordinated Notes and has no operating activities independent of Alliance Laundry.

The Senior Credit Facility and the indenture governing the 1998 Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the 1998 Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

Junior Subordinated Promissory Notes

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

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

2005	$12,036
2006	15,913
2007	102,599
2008	110,095
2009	28,875
Thereafter	41

$269,559

At December 31, 2004, based upon the maximum ratio of consolidated debt to EBITDA (as defined) allowable under the Senior Credit Facility, we could have borrowed an additional $17.2 million of the total $17.2 million unutilized under the Revolving Credit Facility to finance our operations. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 4.75 at December 31, 2004 to 4.00 at December 31, 2005. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments throughout 2005 that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

Note 10 – Mandatorily Redeemable Preferred Units and Members’ Equity (Deficit):

Upon consummation of the Recapitalization, we issued mandatorily redeemable preferred membership interests (the “Seller Preferred Units”) with a liquidation value of $6.0 million to Raytheon. In late 2003, Raytheon sold all of its debt and equity interests (see Note 14). The Seller Preferred Units do not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the LLC Agreement), (ii) any initial public offering or (iii) 2009. The holders of the Seller Preferred Units are entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the LLC Agreement) prior to distributions in respect of any other membership interests of the Company. In 2004, the Preferred Units were reclassified to a liability in accordance with FAS 150.

Members’ deficit at December 31, 2004 and 2003 consists of the following:

	December 31,
	2004	2003
Common members’ contributed capital	$50,645	$50,645
Retained earnings (accumulated loss)	(181,923)	(193,688)
Accumulated other comprehensive income (loss)	(2,490)	(1,386)
Management investor promissory notes	(1,329)	(1,329)

	$(135,097)	$(145,758)

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

Common Units - The Common Units of our Company are divided into the following four classes:

Class L Units – These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly. Such accumulated and unpaid amounts totaled $54.6 million and $43.4 million at December 31, 2004 and 2003, respectively. Class L Units do not provide any voting rights to the holders.

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

Distributions – Subject to any restrictions contained in any financing agreements to which we or any of our affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the “Board”) may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

First,	to the holders of Preferred Units, an amount determined by the aggregate unreturned capital.

Second,	to the holders of Class L Units, an amount equal to the aggregate unreturned capital of $45.6 million.

Third,	to the holders of Class L Units, the unpaid yield accrued on such Class L Units in an amount up to $9000 per Class L Unit ($5.1 million).

Fourth,	ratably to the holders of Class L Units and Class M Units, any remaining unpaid yield accrued on the Class L Units ($49.5 million at December 31, 2004).

Fifth,	ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to the clauses described above, including achievement of the Class B and C Unit target multiples.

We may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2004, 2003 or 2002.

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

Note 11 - Commitments and Contingencies:

At December 31, 2004, we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2005	$571
2006	297
2007	97
2008	34
2009	25
Thereafter	87

$1,111

Rental expense for 2004, 2003 and 2002 amounted to $1.3 million, $1.1 million and $1.0 million, respectively.

Our Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna). The lease expires on February 28, 2015 and may be renewed at our option for four additional consecutive ten year terms.

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

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, or ALSA, a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a consulting agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted and on April 3, 2001, the arbitration panel awarded Argentine Pesos

1,408,900 (equivalent to $1.4 million at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of Mr. Lopez. We believed, based on the advice of counsel, in as much as ALSA was a foreign subsidiary, ALSA was responsible for its own debts and obligations and under the terms of the award, any such payments would have been forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against us for the amount ordered to be paid in the arbitration, plus unspecified damages caused by the award not having been timely paid.

Because of the risk this lawsuit presented, we entered into a Settlement, Release, Discharge and Indemnification Agreement with Mr. Lopez in July 2003. While denying any liability whatsoever, we agreed to and paid Mr. Lopez $736,440 on August 6, 2003 and agreed to deliver commercial laundry equipment, up to a cost to us of $60,000 to Mr. Lopez in Brazil free of charge. In consideration for such payment and delivery of equipment, Mr. Lopez released and forever discharged, and waived any claims or rights of any nature whatsoever against us and a number of affiliated subsidiary companies. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement, arising from a coin selector, the “W2000,” which was a vendor supplied component used in certain of our products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH, indemnified us and agreed to pay and is paying for our representation in this matter. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial, the court indicated it would enter an order rendering judgment for Imonex that the asserted patent claims were infringed, are not invalid, and were not procured by inequitable conduct. The court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The court has withheld ruling upon the timelines of Imonex bringing its damage claims. The court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against us with the remainder against the other Münzprüfer customers) against all defendants, to $490,295 ($267,645 against us with the remainder against the other Münzprüfer customers) and gave Imonex the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Imonex filed an election for a new trial on damages, and filed proposed language for the injunction. The Münzprüfer customers filed their objections to the injunction language on May 5, 2003. On August 1, 2003, the court ruled it will not award any additional damages for willful infringement, but entered judgment for Imonex on the issues of infringement, and validity of the Imonex’s patents. Imonex submitted expert reports at the new trial on damages which attempted to prove actual damages of approximately $16,267,644 (approximately $6,305,232 against us with the remainder against other Münzprüfer customers). On August 12, 2003 a preliminary injunction was issued prohibiting W2000 coin selector usage. The trial on damages commenced August 18, 2003 and yielded a jury verdict of $1,396,873 to Imonex ($614,662 against us with the remainder against the other Münzprüfer customers).

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

Imonex has filed a Notice of Appeal and the Court of Appeals for the Federal Circuit set the date of docketing as March 16, 2004. Münzprüfer and the Münzprüfer customers have filed cross-appeals. Imonex has served a statement of issues that it will pursue on appeal. Imonex filed its appeal brief on May 13, 2004. Münzprüfer and the Münzprüfer customers’ appeal brief was filed June 25, 2004.

Imonex filed its Reply Brief of Appellant on August 9, 2004. The Münzprüfer customers’ Reply Appeal Brief was timely filed. The United States Court of Appeals for The Federal Circuit heard oral arguments on December 7, 2004. We are presently awaiting the court’s opinion.

Our position remains that any liability related to this lawsuit is properly borne by Münzprüfer. We believe that Münzprüfer has the ability to fully satisfy its indemnification obligations up to the amount of the final judgment. We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement, in the event the judgment is not appealed, or is not overturned upon appeal. In accordance with GAAP, as a judgment has been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. This amount is still recorded at December 31, 2004.

Note 12 – Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility as described in Notes 4 and 5 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2004 was $26.3 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

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

The changes in the carrying amount of our total product warranty liability for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Balance at beginning of period	$4,759	$4,890
Accruals for current and pre-existing warranties issued during the period	2,072	2,250
Settlements made during the period	(2,522)	(2,381)

Balance at end of period	$4,309	$4,759

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

Total pension expense for our pension plan was $1.1 million, $1.8 million and $0.2 million in 2004, 2003, and 2002, respectively, including the following components:

	Years Ended December 31,
	2004	2003	2002
Service cost benefits earned during the period	$1,624	$1,444	$1,263
Interest cost on projected benefit obligation	2,684	2,569	2,430
Expected return on plan assets	(3,306)	(2,822)	(3,548)
Net amortization and deferral	141	587	13
Curtailment losses and termination benefits	—	—	7

Net pension benefit cost	$1,143	$1,778	$165

Assumptions used in determining net pension benefit cost were as follows:

	Years Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.50%	7.25%
Expected long-term rate of return on assets	8.75%	9.00%	9.25%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

In 2002, plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations. Over the 10 and 15 year periods ending December 31, 2004, the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 11.39% and 10.36%, respectively. Considering this information, costs of administering the plan and the potential for lower returns due to a generally lower interest rate environment, we selected an 8.75% long-term rate of return on assets assumption.

The reconciliation of the changes in the plan’s benefit obligation and the fair value of plan assets and the statement of the funded status of the plan at December 31 are as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$44,155	$40,005
Service cost	1,624	1,444
Interest cost	2,684	2,569
Actuarial loss	2,668	2,000
Benefits paid	(2,338)	(1,863)

Benefit obligation at end of year	$48,793	$44,155

Change in plan assets:
Fair value of plan assets at beginning of year	$39,056	$32,403
Actual return on plan assets	5,591	8,516
Employer contributions	1,050	—
Benefits paid	(2,338)	(1,863)

Fair value of plan assets at end of year	$43,359	$39,056

Reconciliation of funded status:
Funded status	$(5,434)	$(5,099)
Unrecognized prior service cost	412	482
Unrecognized actuarial net loss	5,465	5,154

Prepaid benefit cost	$443	$537

Net amount recognized:
Other long-term liabilities	$(3,588)	$(3,567)
Intangible asset	412	482
Accumulated other comprehensive loss	3,619	3,622

	$443	$537

Assumptions used to determine the benefit obligation at end of year were as follows:

	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in salaried compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.75%	8.75%

We use a December 31 measurement date for the plan.

The accumulated benefit obligation for the plan was $46,947 and $42,623 as of December 31, 2004 and 2003, respectively.

Our pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category was as follows:

Asset Category:	2004	2003
Equity securities	69%	68%
Debt securities	30%	31%
Other	1%	1%

Total	100%	100%

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

Our net postretirement benefit cost for 2004, 2003 and 2002 included the following components:

	Years Ended December 31,
	2004	2003	2002
Service cost benefits earned during the period	$92	$63	$45
Interest cost on projected benefit obligation	108	90	79
Net amortization and deferral	103	81	61

Net postretirement benefit cost	$303	$234	$185

Assumptions used in determining the net postretirement benefit cost were as follows:

	2004	2003	2002
Discount rate	6.25%	6.50%	7.25%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$1,730	$1,223
Service cost	92	63
Interest cost	108	90
Plan participants’ contributions	—	—
Actuarial loss	522	531
Benefits paid	(154)	(177)

Benefit obligation at end of year	$2,298	$1,730

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	154	177
Plan participants’ contributions	—	—
Benefits paid	(154)	(177)

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,298)	$(1,730)
Unrecognized transition obligation	363	408
Unrecognized actuarial net loss	1,411	947

Accrued benefit cost	$(524)	$(375)

Assumptions used to determine the benefit obligation at end of year were as follows:

	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for this plan.

An 11% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2004 to determine the benefit obligation at the end of the year. A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2003. The rate in 2004 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter. The rate in 2003 was assumed to decrease gradually to 5% until 2008 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $277 and the interest cost by approximately $29. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $219 and the interest cost by approximately $25.

Projected benefit payments from the plans as of December 31, 2004 are estimated as follows:

Year	Pension	Retiree Medical
2005	$2,547	$104
2006	2,600	98
2007	2,625	137
2008	2,754	144
2009	2,830	124
2010 - 2014	15,041	849

We currently anticipate making an additional voluntary contribution in 2005 of approximately $1.0 million to the pension plan.

Our postretirement health care plan provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of our accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Because our postretirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated postretirement benefit obligations or net periodic postretirement benefit cost.

Eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contribute amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Total expense for ALCAP was $1.1 million, $1.0 million and $0.9 million, for 2004, 2003 and 2002, respectively.

Deferred Compensation Agreements

In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The consolidated balance sheet at December 31, 2004 and 2003 includes a long-term liability of $2.0 million and $1.9 million, respectively, related to such agreements. The amounts owed under these deferred compensation agreements were paid in full upon the closing of the Acquisition.

In addition, we have established the Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan. The Plan provides certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the Plan. As of December 31, 2004, the amounts owed under the nonqualified deferred compensation plan was $1.3 million. This plan was terminated in 2005.

Note 14 – Related Party Transactions:

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

Junior Subordinated Promissory Notes

In May 1998, Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. In connection with Raytheon’s sale of its debt and equity interests to a group of investors consisting of affiliates of each of TCW and Sankaty in September 2003, the junior note was cancelled and new junior notes were issued under the same terms and conditions as for Raytheon. As of December 31, 2004, $28.8 million was outstanding under the junior notes.

Preferred Interests

In May 1998, Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. These preferred membership interests are redeemable at a redemption price of $6.0 million upon a change of control or certain other liquidity events.

Management Investor Promissory Notes

We entered into promissory notes (the “Promissory Notes”), aggregating approximately $1.8 million at December 31, 2004, with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008. The Promissory Notes are classified as a component of members’ deficit at December 31, 2004 and 2003. There were no repayments of Promissory Notes for the year ended December 31, 2002, less than $0.1 million of repayments for the year ended December 31, 2003 and no repayments of Promissory Notes for the year ended December 31, 2004.

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

Based upon a valuation of these and all other previously issued incentive units, for 2004, we recognized $5.6 million of compensation expense. There was no incentive unit compensation expense recognized in 2003 or 2002.

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

Note 15 – Subsequent Events

The Acquisition

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC pursuant to a unit purchase agreement for aggregate consideration of $450.0 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Laundry Holdings LLC and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

We refer to the acquisition of Alliance Laundry Holdings LLC and the related management investments in ALH as the “Acquisition.” The Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Laundry Holdings LLC, all of the equity interests of Alliance Laundry Holdings LLC are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is held by management.

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions”, which we refer to, together with the Acquisition, as the “Transactions”):

•	the closing of the issuance of $150.0 million 8 1/2% senior subordinated notes due January 15, 2013, the “2005 Senior Subordinated Notes”. The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “New Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility. On the closing date (January 27, 2005), the term loan facility was drawn in full, but the revolving credit facility remained undrawn; and

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 1998 Senior Subordinated Notes. The tender offer expired at 5:00 PM New York City time on February 2, 2005, and approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes remained outstanding after the consummation of the tender offer. We redeemed the remaining 1998 Senior Subordinated Notes in accordance with the indenture governing such notes on March 7, 2005.

As a result of these actions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the New Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the New Senior Credit Facility, and Alliance Laundry Holdings LLC became a guarantor of the New Senior Credit Facility and the 2005 Senior Subordinated Notes.

Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. Alliance Laundry Holdings LLC is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the 2005 Senior Subordinated Notes. Alliance Laundry Holdings LLC and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry.

New Senior Credit Facility

Concurrent with the closing of the Acquisition we entered into a New Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “New Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “New Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility. The New Term Loan Facility requires quarterly principal payments of $0.5 million beginning on June 30, 2005, through December 31, 2011. The final principal payment of $186.5 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined.

The New Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the New Senior Credit Facility, as defined. A portion of the revolving credit facility not in excess of $35.0 million is available for the issuance of letters of credit.

Borrowings under the New Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which are the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six months are offered in the interbank eurodollar market. The applicable margin for the New Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to eurodollar loans. The applicable margin for the New Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to eurodollar loans, subject to step-downs if we meet certain leverage ratios.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $50.0 million revolving loan commitment. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to eurodollar loans under the New Revolving Credit Facility, which currently is 2.50%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

Additional borrowings and the issuance of additional letters of credit under the New Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

2005 Senior Subordinated Notes

As part of the Financing Transactions, we offered and sold $150.0 million of 2005 Senior Subordinated Notes and received proceeds of approximately $149.3 million. The maturity date of the 2005 Senior Subordinated Notes is January 15, 2013. The 2005 Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior indebtedness, including permitted borrowings under the New Senior Credit Facility. The indenture governing the 2005 Senior Subordinated Notes, among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities.

Interest on the 2005 Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2005.

The 2005 Senior Subordinated Notes are subject to redemption on or after January 15, 2009, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Redemption Price
2009	104.250%
2010	102.125%
2011 and thereafter	100.000%

If we experience certain kinds of changes in control, we must offer to repurchase the then outstanding notes at the redemption price set forth in the indenture governing the 2005 Senior Subordinated Notes. At any time prior to January 15, 2009, we may redeem up to 35% of the notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the indenture governing the 2005 Senior Subordinated Notes.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years after giving effect to the Acquisition and related Financing Transactions are as follows:

2005	$1,500
2006	2,000
2007	2,000
2008	2,000
2009	2,000
Thereafter	340,500

$350,000

The New Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the 1998 Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the New Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the New Senior Credit Facility) and a minimum interest coverage ratio.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be 6.50 at December 31, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

Alliance Laundry Holdings LLC

Schedule II - Valuation and Qualifying Accounts

(Dollars in Thousands)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charges to Expense/ (Income)	Deductions	Balance at End of Period
Year ended:
December 31, 2002	$662	(319)	136	$207
December 31, 2003	$207	66	16	$257
December 31, 2004	$257	61	195	$123

Inventory Valuation Reserves:

	Balance at Beginning of Period	Charges to Expense/ (Income)	Deductions	Balance at End of Period
Year ended:
December 31, 2002	$2,261	354	420	$2,195
December 31, 2003	$2,195	685	1,294	$1,586
December 31, 2004	$1,586	689	956	$1,319

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2004 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no changes in our internal controls, our financial reporting during the three month period ended December 31, 2004 or in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies Alliance Laundry’s executive officers and key employees, as well as the members of the board of directors of ALH. As limited liability companies, neither Alliance Laundry nor Alliance Holdings has a board of directors and neither entity has a board of managers. The ultimate function of a board of directors for both Alliance Laundry and Alliance Holdings is fulfilled by the board of directors of ALH. We therefore disclose the identity of the directors of ALH because they have the power to direct decisions made by our managing member.

Name	Age	Position
Thomas F. L’Esperance	56	Chief Executive Officer, President and Director
Jeffrey J. Brothers	58	Senior Vice President, Sales and Marketing
Bruce P. Rounds	48	Vice President, Chief Financial Officer
William J. Przybysz	60	Vice President, General Manager Marianna Operations
R. Scott Gaster	52	Vice President, General Manager Ripon Operations
Robert T. Wallace	49	Vice President, Corporate Controller
Scott L. Spiller	54	Vice President, Chief Legal Officer, Secretary
Lee L. Sienna	53	Director
Shael J. Dolman	33	Director

Thomas F. L’Esperance has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. He has been our President since March 1996, and additionally our Chief Executive Officer since May 1998. From June 1991 to 1996 Mr. L’Esperance served as president for Caloric Corporation and Amana Home Appliances. Prior to that time, Mr. L’Esperance held several executive management positions with Raytheon.

Jeffrey J. Brothers has been our Senior Vice President of Sales and Marketing since October 1989. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position in February 1998. He held the position of Vice President, Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a certified public accountant.

William J. Przybysz rejoined us in May 2000 as Vice President, General Manager Marianna, Florida operations. Previously he had been with us as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, Tennessee. Mr. Przybysz’s prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

R. Scott Gaster joined us as Vice President, Procurement and Materials, in June 1995. He became the Vice President of Washer and Dryer Operations in July 1997 and Tumbler Operations in August 1998. In December of 2003 Mr. Gaster was promoted to Vice President, General Manager Ripon Operations. Mr. Gaster has also retained his former purchasing responsibilities. Prior to joining us, he was employed by GKN Automotive, Inc. from 1979 to 1995 in such positions as Director of Procurement and Logistics, Corporate Purchasing Agent and Purchasing Manager.

Robert T. Wallace has been our Vice President, Corporate Controller since June 1996. He held positions as Controller and Manager—Reporting and Analysis for us from 1990 to 1996. Mr. Wallace’s previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a certified public accountant.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 but he assumed the new title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Dolman is a Portfolio Manager at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of Worldspan Technologies Inc.

Lee L. Sienna has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He is a director of Samsonite Corporation. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.

Board of Directors Committees

Alliance Laundry is a limited liability company, and the ultimate function of our board of directors is fulfilled by the board of directors of ALH which is the single managing member of Alliance Laundry’s parent, Alliance Laundry Holdings LLC.

The audit committee of the Board of Directors is comprised of Messrs. Lee L. Sienna and Shael J. Dolman. Messrs. Sienna and Dolman qualify as “audit committee financial experts”, as defined by Securities and Exchange Commission Rules, based on their education, experience and background. There is no independent audit committee financial expert on the audit committee. The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

The compensation committee of the Board of Directors is comprised of Messrs. Lee L. Sienna and Shael J. Dolman. The compensation committee will, among other things, review and approve the compensation and benefits of our executive officers, administer our employee benefit plans, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

Board of Directors and Officers of Alliance Laundry Corporation

Upon the consummation of the Transactions, Mr. L’Esperance was appointed the sole member of the Board of Directors of ALC, and Lee L. Sienna and Shael J. Dolman were appointed the President and Secretary of ALC, respectively. On February 28, 2005, Bruce P. Rounds and Scott L. Spiller were appointed Vice President, Chief Financial Officer and Assistant Secretary of ALC, respectively.

Code of Ethics

On February 28, 2005, ALH, ALC and the manager and sole member of each of Alliance Laundry Holdings LLC and of Alliance Laundry Systems LLC adopted a code of ethics (“Code”) that applies to our Board of Directors of ALH and officers, including our principal executive officer, principal financial officer, principal accounting manager and controller of ALH and all of its subsidiaries. This Code supersedes the code of ethics adopted by the Board of Managers of Alliance Laundry Holdings LLC on March 4, 2004. We have filed the Code as Exhibit 14.1 to this Annual Report on Form 10-K or it is available to any person upon request by calling (920) 748-3121.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2004 and 2003 of those persons who served as (i) the chief executive officer during 2004 and (ii) the other four most highly compensated executive officers of our Company for 2004 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		All Other Compensation($)
Thomas F. L’Esperance Chief Executive Officer	2004 2003 2002	334,560 318,360 293,424	408,223 481,706 285,422	20,422 19,560 16,448	(1) (1) (1)	6,500 6,000 5,500

William J. Przybysz VP and General Manager, Marianna Operations	2004 2003 2002	174,840 167,904 158,275	78,614 96,199 57,000	— — —		5,245 5,037 4,748

R. Scott Gaster VP, Washer, Dryer and Tumbler Operations	2004 2003 2002	173,172 166,309 153,060	76,823 87,842 52,048	10,040 8,405 11,185	(1) (1) (1)	5,195 4,989 4,592

Jeffrey J. Brothers Senior VP, Sales and Marketing	2004 2003 2002	169,164 159,466 142,812	76,348 85,625 50,735	13,625 12,582 10,298	(1) (1) (1)	2,537 4,389 4,284

Bruce P. Rounds VP, Chief Financial Officer	2004 2003 2002	166,368 158,304 140,475	75,878 83,432 49,435	9,582 8,082 10,118	(1) (1) (1)	4,991 4,749 4,214

(1)	Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.

Employment Agreement

In 1998, Alliance Laundry entered into an employment agreement with Thomas F. L’Esperance, which agreement was amended on July 23, 2003 to renew for additional one year periods beginning on May 4, 2003 and each anniversary thereof, unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. Such agreement provides for: (i) a minimum base salary and participation in an annual bonus program so long as we employ Mr. L’Esperance; (ii) severance benefits; (iii) non-competition, non-solicitation and confidentiality agreements; and (iv) other terms and conditions of Mr. L’Esperance’s employment. Mr. L’Esperance’s employment agreement was amended and restated in connection with the consummation of the Acquisition to revise the minimum base salary and target bonus provided therein.

Severance Protection Agreements

In connection with the Acquisition, the Company entered into new executive severance protection agreements with each of Messrs. Brothers, Przybysz, Rounds, Gaster, Wallace and Spiller. Under the new agreements, the executives are entitled to 12 months salary and benefits continuation, plus a pro-rata bonus for the year of termination, in the event of an involuntary termination without cause by the Company. In consideration of the enhanced severance benefits, the executives agreed to be bound by certain post-termination of employment restrictive covenants.

Change of Control Bonus Arrangements

The Company entered into agreements with each of Messrs. L’Esperance, Brothers, Przybysz, Rounds, Gaster, Wallace and Spiller providing for the payment of special bonuses to the executives upon the closing of the Acquisition, subject generally to their continued employment with the Company through such date. The aggregate amount of change of control bonuses paid under these agreements on January 27, 2005 was $6,176,100.

Post-Closing Retention Bonuses

In connection with the Acquisition, the Company entered into new retention bonus agreements with each of Messrs. L’Esperance, Brothers, Przybysz, Rounds, Gaster, Wallace and Spiller. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable under these agreements is approximately $2.3 million.

Investment in ALH

In connection with the Acquisition, each of Messrs. L’Esperance, Brothers, Przybysz, Rounds, Gaster, Wallace and Spiller acquired newly issued shares of common stock of ALH. The aggregate amount of ALH common shares acquired by these executive officers on the closing date of the Acquisition was approximately $7.4 million. In addition, in connection with the Acquisition, our other management employees acquired (directly or indirectly) approximately $2.2 million of newly issued shares of ALH common stock pursuant to a management share offering in exchange for equity interests in Alliance Holdings and cash.

ALH Stock Option Plan

ALH established a new stock option plan, primarily for the benefit of the Company’s executive officers. As of the closing date of the Acquisition, ALH granted stock options representing 10% of the fully diluted common shares of ALH among Messrs. L’Esperance, Brothers, Przybysz, Rounds, Gaster, Wallace and Spiller. The exercise price for the options will be equal to the closing date value of the common shares. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of the Company. The remaining 40% of the option pool will be “performance options” that will have the opportunity to vest in five annual installments based on the Company’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

Executive Unit Purchase Agreement

Each of our executive officers entered into executive unit purchase agreements. Such agreements govern the sale to the executive officers of common membership interests of Alliance Laundry Holdings LLC in exchange for cash and/or a promissory note from the executive and provide for repurchase rights and restrictions on transfer of the common units. We terminated these agreements upon the closing of the Acquisition in connection with ALH’s purchase of all outstanding units.

Deferred Compensation Agreements

In May 1998, Raytheon, Alliance Laundry and our predecessor entered into deferred compensation agreements with certain of our executive officers, including Messrs. L’Esperance, Gaster, Brothers and Rounds whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum benefit amount to each such executive officer ten years after the date of such agreement, regardless of whether such executive officer is employed by us as of such date or (ii) the payment of the benefit amount upon the occurrence of certain events described therein. The amounts owed under these deferred compensation agreements were paid in full upon the closing of the Acquisition.

Nonqualified Deferred Compensation Plan

The Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan provides certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the plan. Certain employees received an accelerated payout of their accrued deferred compensation amounts upon the closing of the Acquisition. As of December 31, 2004, neither employees nor members of Alliance Holdings may defer any portion of their compensation under the plan. This plan was terminated effective March 11, 2005.

Pension Plan

Substantially all of our eligible salaried employees, including our executive officers, are covered under the Alliance Laundry Systems Pension Plan. The cost of the pension plan is borne entirely by us. The pension plan, pertaining to eligible salaried employees, is a defined benefit cash balance plan. Under this plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s remuneration adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table

Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $56,289 (indexed for years after 2004) at the lesser of 5% or the percentage used per the above table. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 2.26% for 2004. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $205,000 in 2004. A participant vests in his benefits accrued under the Pension Plan after five years of service.

Respective years of benefit service under the Pension Plan, through December 31, 2004, are as follows: Mr. L’Esperance, 6; Mr. Przybysz, 4; Mr. Gaster, 8; Mr. Brothers, 25 and Mr. Rounds, 15.

Savings Plan

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Employees are permitted to defer a portion of their income under this plan and we will provide a matching contribution equal to 50% of the first 6% of the employee’s contribution.

Compensation of Directors

We will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Compensation Committee Interlocks and Insider Participation

(A) We do not have any items to report related to Management Resources, Nominating and Compensation Committee interlocks or insider participation relationships with the Company by its members.

(B) No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served on the compensation committee of the Company. No executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company. No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 15, 2005 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s board of directors;

•	each of our named executive officers; and

•	all members of ALH’s board of directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned(1)	Percentage of Shares Owned
OTPP	1,074,145	91.8%
Thomas F. L’Esperance	30,000	2.6
Jeffrey J. Brothers	8,000	0.7
Bruce P. Rounds	6,000	0.5
William J. Przybysz	1,400	0.1
R. Scott Gaster	7,000	0.6
Robert T. Wallace	9,500	0.8
Scott L. Spiller	12,000	1.0

All directors and management members as a group(2)	73,900	6.3

Shael J. Dolman(3)(4)	1,074,145	91.8
Lee L. Sienna(3)(4)	1,074,145	91.8

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions.

(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Messrs. Dolman and Sienna may be deemed to have the power to dispose as described in footnote (3) below.

(3)	The address of each of Messrs. Dolman and Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(4)	Represents the shares of ALH common stock held by OTPP. Messrs. Dolman and Sienna may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

DESCRIPTION OF CAPITAL STOCK

All of Alliance Laundry’s issued and outstanding equity interests are owned by Alliance Holdings and all of Alliance Holdings’ equity interests are owned by ALH. The following is a summary description of ALH’s capital stock and certain terms of its amended and restated certificate of incorporation and its amended and restated by-laws, which became effective upon the consummation of the Transactions.

Authorized Capitalization

ALH’s authorized capital stock consists of:

•	1,500,000 shares of common stock, par value $0.01 per share of which 1,170,000 shares are issued to OTPP and members of our management in connection with the Acquisition; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The shares of common stock issued in connection with the consummation of the Transactions are fully paid and non-assessable. The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the stockholders agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

Common Stock

Voting. Except as otherwise required by Delaware law, at every annual or special meeting of stockholders, every holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

Dividends. Holders of common stock are entitled to receive proportionately any dividends that may be declared by the board of directors of ALH, subject to the preferences and rights of any shares of preferred stock.

Board of Directors. The amended and restated by-laws of ALH provide that the board of directors of ALH initially consists of three members, each of whom was elected by the holders of the outstanding common stock of ALH. The amended and restated certificate of incorporation and the amended and restated by-laws provide that the number of directors is fixed and may be increased or decreased from time to time by OTPP, but the board of directors will at no time consist of fewer than three directors. The amended and restated certificate of incorporation provides that no director will be personally liable to ALH or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that this limitation on or exemption from liability is not permitted by the Delaware General Corporation Law (the “DGCL”) and any amendments to that law. ALH’s organizational documents include provisions that eliminate, to the extent allowable under the DGCL, the personal liability of directors or officers for monetary damages for actions taken as a director. They also provide that ALH must indemnify and advance reasonable expenses to our directors and officers to the fullest extent authorized by the DGCL. ALH is also expressly authorized to carry directors’ and officers’ insurance for its directors and officers for some liabilities. See “—Voting Agreements” below.

Voting Agreements. In connection with the consummation of the Acquisition, ALH entered into a stockholders agreement with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate a majority of the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

Preferred Stock

ALH’s amended and restated certificate of incorporation provides that it may issue shares of its preferred stock in one or more series as may be determined by its board of directors. ALH’s board of directors has broad discretionary authority with respect to the rights to issue series of its preferred stock and may take several actions without any vote or action of the holders of its common stock, including:

•	determining the number of shares to be included in each series;

•	fixing the designation, powers, preferences and relative rights of the shares of each series and any qualifications, limitations or restrictions with respect to each series, including provisions related to dividends, conversion, voting, redemption and liquidation, which may be superior to those of ALH’s common stock; and

•	increasing or decreasing the number of shares of any series of preferred stock.

The authorized shares of ALH’s preferred stock, as well as shares of its common stock, are available for issuance without action by its common stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which its securities may be listed or traded.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Concurrently with the closing of the Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

The stockholders agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The stockholders agreement generally restricts the transfer of shares of common stock owned by the employees and the entities affiliated with such employees, or collectively, the management stockholders, who are or who become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or to family members, so long as the transferee agrees to be bound by the terms of the stockholders agreement.

In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties at any time after the six month anniversary of the Acquisition, subject to certain exceptions. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to an independent third party in a liquidity event (as defined in the stockholders agreement). The management stockholders are subject to “call” rights, which entitle ALH to require a management stockholder to sell ALH shares of common stock held by such management stockholder, upon any termination of the employment of the management stockholder, or the employee affiliated with such stockholder, with ALH or its subsidiaries, at differing prices, depending upon the circumstances of the termination. The stockholders agreement also contains a provision that requires ALH to offer the management stockholders, as long as such management stockholder or the employee affiliated with such management stockholder is employed by ALH or its subsidiaries at such time, the right to purchase equity securities of ALH in a new issuance to OTPP on a pro rata basis, subject to certain exceptions. Certain of the foregoing provisions of the stockholders agreement terminates upon the consummation of an initial public offering (as defined in the stockholders agreement).

Registration Rights Agreement

Concurrently with the closing of the Acquisition, ALH entered into a registration rights agreement with OTPP and the parties to the stockholders agreement. Pursuant to this agreement, OTPP has the right to make an unlimited number of requests that ALH register its shares under the Securities Act at ALH’s expense. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, in the event that ALH proposes to register any of its shares (other than registrations related to benefit plans and certain other exceptions), all of the holders of registration rights under the agreement have the right to include their shares in the registration statement at ALH’s expense, subject to certain conditions. In connection with all such registrations, ALH has agreed to indemnify all holders of registration rights under the agreement against certain liabilities, including liabilities under the Securities Act.

Junior Subordinated Promissory Notes

In May 1998, Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. In connection with Raytheon’s sale of its debt and equity interests to a group of investors consisting of affiliates of each of TCW and Sankaty in September 2003, the junior note was cancelled and new junior notes were issued under the same terms and conditions as for Raytheon. As of December 31, 2004, $28.8 million was outstanding under the junior notes. We repaid all amounts outstanding under the junior notes in connection with the consummation of the Transactions.

Preferred Interests

In May 1998, Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. These preferred membership interests were redeemable at a redemption price of $6.0 million upon a change of control or certain other liquidity events. We redeemed all preferred membership interests in connection with the consummation of the Transactions on January 27, 2005.

Management Investor Promissory Notes

In May 1998, we entered into promissory notes aggregating approximately $1.8 million with certain members of management to help finance the purchase of common units in Alliance Holdings’ predecessor. These promissory notes bear interest at a rate of 5.94% per annum and mature on June 5,

2008. As of December 31, 2004, approximately $2.0 million of those promissory notes remained outstanding. Management repaid these promissory notes in connection with the consummation of the Transactions.

Executive Unit Purchase Agreements

Certain members of our management entered into executive unit purchase agreements which governed these executives’ investments in the common membership interests of Alliance Holdings’ predecessor. These unit purchase agreements were terminated in connection with the consummation of the Transactions.

Management Fees

We paid Bain Capital Partners LLC an annual management fee of $1.0 million in 2004 pursuant to a management services agreement. In addition, in connection with the consummation of the Transactions, we paid to Bain Capital Partners LLC and Bruckmann, Rosser, Sherrill & Co. fees of $7.0 million. The management service agreement pursuant to which such fees were paid was terminated in connection with the consummation of the Transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2004, the Audit Committee pre-approved the continuation of PricewaterhouseCoopers LLP for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2004 and 2003, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, during 2004 were pre-approved by the Board of Directors.

	2004	2003
	(in thousands)
Audit Fees(1)	$1,327.0	$456.4
Audit –Related Fees(2)	831.6	22.0
Tax Fees(3)	126.9	103.1
All Other Fees(4)	10.3	238.8

Total	$2,295.8	$820.3

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews and out-of-pocket expenses billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the review of financial statements included in Form 10-Q. In 2004, audit fees include approximately $1,028.8 of fees associated with the comfort letter and assistance with the review of documents filed with the SEC for various public filings associated with a public offering of Income Deposit Securities.

(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees for 2004 include services for consultations concerning financial accounting and reporting standards associated with a public offering of Income Deposit Securities. Services for 2003 include pension and ALCAP 401(k) plan audits.

(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees for 2003 include pension and benefit consulting services which includes such services as actuarial valuation, claims analysis, preparation of regulatory forms, benefits calculations, pension plan five-year projections, preparation of salaried pension plan benefit statements, and consultation on the merger of our hourly and salaried pension plans. Pension actuarial services were administered pursuant to contracts in existence prior to May 6, 2003. Henceforth, we have contracted these actuarial services to be provided by Mercer Human Resource Consulting (“Mercer”). Other fees in 2004 relate to transitional services to move the actuarial valuations to Mercer.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report.

(b) Reports on 8-K. None.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To

2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2))

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.3	Indenture Agreement, dated as of November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and The Bank of New York as indenture trustee.	Exhibit 10.49 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.4	Purchase Agreement, dated as of November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Alliance Laundry Systems LLC, in its own capacity and as servicer.	Exhibit 10.50 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.5	Pooling and Servicing Agreement, dated November 28, 2000, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables LLC and Alliance Laundry Equipment Receivables Trust 2000-A.	Exhibit 10.51 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.6	Trust Agreement, dated November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Wilmington Trust Company as owner trustee.	Exhibit 10.52 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.7	Administration Agreement, dated November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and Alliance Laundry Systems LLC as administrator, and the Bank of New York as indenture trustee.	Exhibit 10.53 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.8	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables LLC, dated as of November 28, 2000.	Exhibit 10.54 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.9	Insurance and Indemnity Agreement, dated as of November 28, 2000, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2000-A as Issuer, Alliance Laundry Equipment Receivables LLC as Seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.55 to Alliance Laundry Systems LLC’s Form 10-K, dated March 28, 2001 (file no. 333-56857-2)

10.10	Intercreditor Agreement, dated as of November 26, 2002, by and between General Electric Capital Corporation as administrative agent and The Bank of New York as indenture trustee.	Exhibit 10.63 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.11	Supply Agreement, effective January 1, 2003, by and among Coinmach Corporation, Super Laundry Equipment Corporation and Alliance Laundry Systems LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.64 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.12	Indenture, dated as of November 26, 2002, between Alliance Laundry Equipment Receivables Trust 2002-A and The Bank of New York as indenture trustee.	Exhibit 4.1 to Alliance Laundry Systems LLC’s Form S-4, Amendment #1, dated July 2, 2003 (file no. 333-56857-2)

10.13	Purchase Agreement, dated as of November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.66 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.14	Pooling and Service Agreement, dated November 26, 2002, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2002 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2002-A as issuer.	Exhibit 10.67 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.15	Trust Agreement, dated November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.68 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.16	Administration Agreement, dated November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A, as insurer, and Alliance Laundry Systems LLC, as administrator, and The Bank of New York, as indenture trustee.	Exhibit 10.69 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.17	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2002 LLC, dated as of November 26, 2002.	Exhibit 10.70 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.18	Insurance and Indemnity Agreement, dated as of November 26, 2002, between AMBAC Assurance Corporation as insurer, Alliance Laundry Receivables Trust 2002-A as issuer, Alliance Laundry Equipment Receivables 2002 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.71 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.19	Note Purchase Agreement, dated as of November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A as issuer, The Bank of New York as indenture trustee, Alliance Laundry Systems LLC as the servicer, Alliance Laundry Equipment Receivables 2002 LLC as the transferor, the Note Purchasers party thereto, Bear Stearns & Co. Inc. as co-administrative agent, and Canadian Imperial Bank of Commerce as co-administrative agent and agent.	Exhibit 10.72 to Alliance Laundry Systems LLC’s Form 10-K, dated March 12, 2003 (file no. 333-56857-2)

10.20	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.21	Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of February 27, 2002.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 6, 2002 (file no. 333-56857-2)

10.22	First amendment to the Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of June 21, 2002.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 6, 2002 (file no. 333-56857-2)

10.23	Second amendment to the Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of August 19, 2002.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 6, 2002 (file no. 333-56857-2)

10.24	Agreement, dated as of February 23, 2004, among Alliance Laundry Holdings LLC, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund III, L.P., TCW SHOP III Subsidiary Investment, Inc. and TWC SHOP IV Subsidiary Investment, Inc. and Sankaty Alliance Corp., Sankaty High Yield Partners II, L.P., Sankaty High Yield Partners III, L.P. and Sankaty Credit Opportunities, L.P.	Exhibit 10.24 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.25	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.26	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.27	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.28	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.29	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.30	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the management stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.31	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.32	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.33	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.34	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Ethics

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 18th day of March 2005.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer and President	3/18/05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President and Chief Financial Officer	3/18/05

Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 18, 2005, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ THOMAS F. L’ESPERANCE
Thomas F. L’Esperance Chief Executive Officer and President

/s/ LEE L. SIENNA
Lee L. Sienna Director

/s/ SHAEL J. DOLMAN
Shael J. Dolman Director