Form 10-Q
period 2005-03-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2005-05-13
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER	333-56857
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 10, 2005: 1,000 shares.

Alliance Laundry Holdings LLC

Form 10-Q

For The Period Ended March 31, 2005

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2005 (Successor) and December 31, 2004 (Predecessor)	3

	Consolidated Statements of Income for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through March 31, 2005 (Successor) and the three months ended March 31, 2004 (Predecessor)	4

	Consolidated Statements of Cash Flows for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through March 31, 2005 (Successor) and the three months ended March 31, 2004 (Predecessor)	5

	Consolidated Statement of Member’s Deficit and Comprehensive Income (Loss) for the period January 1, 2005 through January 27, 2005 (Predecessor); and the period January 28, 2005 through March 31, 2005 (Successor)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	34

PART II	Other Information

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2005	December 31, 2004
	Successor	Predecessor
Assets
Current assets:
Cash	$7,091	$11,471
Accounts receivable, net	8,197	5,611
Inventories, net	30,844	26,761
Beneficial interests in securitized accounts receivable	17,797	19,479
Prepaid expenses and other	2,821	1,088

Total current assets	66,750	64,410

Notes receivable, net	6,161	6,742
Property, plant and equipment, net	74,162	30,481
Goodwill, net	139,903	55,414
Beneficial interests in securitized financial assets	18,502	19,379
Deferred income tax assets	9,320	—
Debt issuance costs, net	12,839	5,751
Other intangibles, net	150,260	1,839

Total assets	$477,897	$184,016

Liabilities and Member’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$12,036
Revolving credit facility	—	—
Accounts payable	8,293	11,618
Other current liabilities	22,143	24,718

Total current liabilities	30,436	48,372

Long-term debt:
Senior credit facility	198,000	118,218
Senior subordinated notes	149,266	110,000
Junior subordinated note	—	28,776
Other long-term debt	—	529
Other long-term liabilities	6,759	7,218
Mandatorily redeemable preferred interests	—	6,000

Total liabilities	384,461	319,113

Commitments and contingencies (see Note 8)
Member’s equity (deficit)	93,436	(135,097)

Total liabilities and member’s equity (deficit)	$477,897	$184,016

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor
Net revenues:
Commercial and consumer laundry	$41,751	$17,470	$56,308
Service parts	7,492	3,213	9,972

	49,243	20,683	66,280

Cost of sales	43,337	15,585	45,521

Gross profit	5,906	5,098	20,759

Selling, general and administrative expense	6,742	3,829	8,653
Transaction costs associated with sale of business	—	18,790	—

Total operating expenses	6,742	22,619	8,653

Operating (loss) income	(836)	(17,521)	12,106

Interest expense	3,764	995	7,110
Loss from early extinguishment of debt	—	9,867	—
Costs related to abandoned public offerings	—	—	728

(Loss) income before taxes	(4,600)	(28,383)	4,268
Provision for income taxes	(1,669)	9	49

Net (loss) income	$(2,931)	$(28,392)	$4,219

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(2,931)	$(28,392)	$4,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,125	526	2,587
Non-cash interest	(842)	351	1,783
Non-cash incentive unit compensation	—	1,089	—
Non-cash debt financing write-off	—	5,751	—
Non-cash inventory expense	5,606	—	—
Deferred taxes	(1,668)	—	—
Gain on sale of property, plant and equipment	1	—	34
Changes in assets and liabilities:
Accounts receivable	(2,030)	(556)	1,608
Inventories	(1,610)	(1,833)	(6,118)
Other assets	4,011	101	2,128
Accounts payable	(22,401)	19,076	(1,458)
Other liabilities	(1,048)	(2,732)	2,269

Net cash (used in) provided by operating activities	(18,787)	(6,619)	7,052

Cash flows from investing activities:
Additions to property, plant and equipment	(514)	(188)	(698)

Net cash used in investing activities	(514)	(188)	(698)

Cash flows from financing activities:
Principal payments on long-term debt	(2,000)	1	(5,061)
Proceeds from senior term loan	200,000	—	—
Proceeds from senior subordinated notes	149,250	—	—
Repayment of long-term debt	(275,920)	—	—
Contribution from member	117,000	—	—
Distribution to old unitholders	(151,996)	—	—
Debt financing costs	(13,172)	—	—
Cash paid for capitalized offering related costs	(1,364)	—	—
Net proceeds—management note	—	(71)	—

Net cash provided by (used in) financing activities	21,798	(70)	(5,061)

Increase (decrease) in cash	2,497	(6,877)	1,293
Cash at beginning of period	4,594	11,471	7,937

Cash at end of period	$7,091	$4,594	$9,230

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,045	$1,133	$2,561

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Member’s Equity (Deficit)	Management Loans	Minimum Pension Liability	Unrealized Holding Gain on Residual Interests, Net	Total Shareholders’ Equity
Predecessor balances at December 31, 2004	$(131,227)	$(1,380)	$(3,619)	$1,129	$(135,097)
Net loss from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	(28,392)
Unrealized holding gain	—	—	—	203	203

Total comprehensive loss					$(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619		259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	96,576
Net loss from January 28, 2005 through March 31, 2005	(2,931)	—	—	—	(2,931)
Unrealized holding loss	—	—	—	(209)	(209)

Total comprehensive loss					$(3,140)

Successor balances at March 31, 2005	$92,313	$—	$—	$1,123	$93,436

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

As a result of the January 27, 2005 transactions described further in Note 2, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Standard (SFAS) No. 141, “Business Combinations”. The basis of the assets and liabilities have been reflected at fair market values in the Successor financial statements.

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance”, “we,” “our” “Predecessor”, “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

This report on Form 10-Q for the period ended March 31, 2005 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2004.

NOTE 2. SALE OF ALLIANCE LAUNDRY HOLDINGS LLC

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Laundry Holdings LLC and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

We refer to the acquisition of Alliance Laundry Holdings LLC and the related management investments in ALH as the “Acquisition.” The Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Laundry Holdings LLC, all of the equity interests of Alliance Laundry Holdings LLC are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is owned by our management.

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions”, which we refer to, together with the Acquisition, as the “Transactions”):

•	the closing of the issuance of $150.0 million 8 1/2% senior subordinated notes due January 15, 2013, the “2005 Senior Subordinated Notes.” The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “New Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility. On the closing date (January 27, 2005), the term loan facility was drawn in full, but the revolving credit facility remained undrawn; and

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). The tender offer expired at 5:00 PM New York City time on February 2, 2005, and approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes remained outstanding after the consummation of the tender offer. We redeemed the remaining 1998 Senior Subordinated Notes in accordance with the indenture governing such notes on March 7, 2005.

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the New Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the New Senior Credit Facility, and Alliance Laundry Holdings LLC became a guarantor of the New Senior Credit Facility and the 2005 Senior Subordinated Notes.

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

New Senior Credit Facility

Concurrent with the closing of the Acquisition we entered into a New Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “New Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “New Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Laundry Holdings LLC and Alliance Laundry Corporation are the guarantors under this facility. The New Term Loan Facility requires quarterly principal payments of $0.5 million beginning on June 30, 2005, through December 31, 2011. The final principal payment of $186.5 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the New Senior Credit Facility.

The New Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the New Senior Credit Facility. A portion of the New Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit.

Borrowings under the New Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The applicable margin for the New Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans. The applicable margin for the New Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of March 31, 2005 was 4.97%.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $50.0 million revolving loan commitment. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the New Revolving Credit Facility, which currently is 2.50%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit. There were no borrowings under the New Revolving Loan Facility as of March 31, 2005.

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

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to a $2.0 million voluntary prepayment made prior to March 31, 2005, are as follows (in thousands):

2005	$—
2006	1,500
2007	2,000
2008	2,000
2009	2,000
Thereafter	340,500

$348,000

The New Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the New Senior Credit Facility, the 2005 Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the New Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the New Senior Credit Facility) and a minimum interest coverage ratio.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be 6.50 at June 30, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above. These covenants are not applicable for the Company prior to June 30, 2005.

NOTE 3. PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

As a result of the Acquisition certain of our principles of consolidation and significant accounting policies have been adjusted accordingly. For a complete discussion of our principles of consolidation and significant accounting policies, the following comments should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K. The new policies adopted are discussed below.

Goodwill and Other Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized. However, under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Additionally, under SFAS No. 142, intangible assets not subject to amortization (indefinite lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life.

Income Taxes

Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We have not recorded a valuation allowance to reduce our deferred income tax assets based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we may have to record a valuation allowance; recording such an adjustment could have a material effect on our financial condition.

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first become involved with a potential variable interest entity created after December 31, 2003. The impact was not material to the financial statements.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $3.9 million at March 31, 2005. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material adverse effect on our consolidated financial position, results of operations and cash flows.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R upon our financial statements.

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

NOTE 5. INFREQUENTLY OCCURRING ITEMS

In connection with the Acquisition, the Company incurred $18.8 million of seller related expenses. These expenses were comprised of underwriting, legal and professional fees of $5.9 million, change of control bonuses paid to the executive management of $6.2 million and fees paid to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. totaling $6.7 million. These amounts were expensed in the period ended January 27, 2005, and are reflected as a deduction in determining operating (loss) income.

In connection with the Acquisition, the Company incurred $9.9 million in expenses related to the early redemption of debt. These expenses were comprised of tender and call premium fees of $4.1 million associated with the redemption of the 1998 Senior Subordinated Notes and the write-off of $5.8 million of remaining unamortized debt issuance costs associated with both the Company’s 1998 Senior Subordinated Notes and the Company’s prior Senior Credit Facility. These amounts were expensed in the period ended January 27, 2005, and are reflected as a loss from early retirement of debt.

On April 13, 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC, and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. In connection with the proposed IDS offering, as of March 31, 2004 we had incurred and recorded $0.7 million of offering related expense in the consolidated statement of income, and had capitalized $0.4 million of debt and offering related expenses in the consolidated balance sheet. As of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004 we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Acquisition price including transaction costs was approximately $466.3 million. The sources and uses of funds in connection with the Acquisition are summarized below (in thousands):

Sources:
Proceeds Senior Term Loan	$200,000
Proceeds from 8 1/2% Senior Subordinated Notes due 2013	149,250
Proceeds from equity investors	108,396
Exchange of equity	8,604

Total sources	$466,250

Uses:
Stated purchase price	$450,000
Working capital adjustment	840
Fees and expenses	15,410

Total uses	$466,250

The Company has prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below (in thousands):

	Gross	EITF 88-16 Adjustment	Adjusted Balance January 27, 2005
Acquired tangible net assets	$152,990	$(4,153)	$148,837
Acquired intangible assets—trademarks and tradenames	122,800	(8,697)	114,103
Acquired intangible assets—customer agreements and distributor network	30,400	(2,153)	28,247
Acquired intangible assets—engineering and manufacturing designs and processes	8,460	(599)	7,861
Acquired intangible assets—patents	70	—	70
Acquired intangible assets—computer software and other	963	(58)	905
Goodwill	150,567	(10,663)	139,904

Total allocation of purchase price	$466,250	$(26,323)	$439,927

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” management’s continuing residual interest has been reflected at its original cost, adjusted for its share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 92.92% of the difference between their fair value at the date of acquisition and their historical carrying cost.

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from five to twelve years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; and computer software and patents which are amortized over their estimated useful lives ranging from four to fifteen years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows (in thousands):

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor
Amortization expense	$771	$14	$59

The following is a summary of identifiable intangible assets as of March 31, 2005 (in thousands):

	March 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks, tradenames	$114,103	$—	$114,103
Customer agreements and distributor network	28,247	604	27,643
Engineering and manufacturing designs and processes	7,861	107	7,754
Patents	74	—	74
Computer software and other	746	60	686

	$151,031	$771	$150,260

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $4.1 million, $4.5 million, $4.5 million, $4.5 million and $4.1 million for each of the years in the five-year period ending December 31, 2009, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

In connection with the Transactions the Company recorded approximately $150.6 million of Successor goodwill. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” the goodwill attributable to the Predecessor basis of $10.7 million has been recorded as a reduction of equity. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Successor goodwill will not be amortized but will be subject to an annual impairment test.

The Company’s allocation of purchase price to the assets acquired and the liabilities assumed in the Acquisition is preliminary and subject to refinement as more information relative to the fair values as of January 27, 2005 becomes available. Changes to the preliminary allocation will be made as the information becomes available, and is expected to be finalized in the second quarter.

NOTE 7. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Materials and purchased parts	$11,082	$9,899
Work in process	4,037	3,713
Finished goods	17,062	14,468
Inventory reserves	(1,337)	(1,319)

	$30,844	$26,761

The Company wrote inventories up to fair market value as a result of the Acquisition. This resulted in a net write-up of $6.2 million, and $5.6 million of this amount was expensed to cost of sales in the period January 28, 2005 through March 31, 2005. The remaining $0.6 million is expected to be expensed in the second quarter as this inventory is sold.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

Certain environmental investigatory and remedial work had been conducted at our Marianna, Florida facility by a former operator of the property and had been funded through an escrow account. On December 28, 2004, a Conditional Site Rehabilitation Completion Order was issued by the Florida Department of Natural Resources. Therefore, the remediation by the former operator of the property has been successfully concluded. Accordingly, the remaining balance in the escrow account, after we were reimbursed for our remaining expenses, was released to the former operator per our escrow agreement.

NOTE 9. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility (the “Asset Backed Facility”) on December 2, 2002 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2005 was $26.3 million.

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

The changes in the carrying amount of our total product warranty liability for the periods presented were as follows:

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor
Balance at beginning of period	$4,309	$4,309	$4,759
Accruals for current and pre-existing warranties issued during the period	369	140	422
Settlements made during the period	(469)	(140)	(572)

Balance at end of period	$4,209	$4,309	$4,609

NOTE 10. INCOME TAXES

As of January 27, 2005 Alliance Laundry Holdings LLC is now a single member LLC owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Laundry Holdings LLC was taxed as a corporation. As of January 28, 2005, we use the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates in the periods rate changes are enacted.

As a result of the Acquisition, the net book values of the Company’s assets and liabilities have been reestablished. Deferred income tax assets (liabilities) were established as of January 28, 2005 as follows (in thousands):

January 28, 2005
Successor
Deferred income tax liability:
Unrealized gain on equipment notes sold	$(1,727)
Deferred income tax assets:
Basis difference in inventory	181
Basis difference in fixed assets	1,346
Basis difference in intangibles	4,372
Deferred financing costs	3,422
Other	58

$9,379

Net deferred income tax assets	$7,652

The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate of 36% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences and tax credits.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred income tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We will assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

We did not provide for U.S. federal income taxes or tax benefits for the Predecessor Company as it was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

NOTE 11. COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the periods presented consist of the following (in thousands):

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor
Comprehensive income (loss):
Net (loss) income	$(2,931)	$(28,392)	$4,219
Net unrealized holding (loss) gain on residual interests, net	(209)	203	851

Comprehensive (loss) income	$(3,140)	$(28,189)	$5,070

NOTE 12. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for these plans for the periods presented are as follows:

	Pension Benefits			Other Benefits
	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Service cost	303	151	406	22	11	23
Interest cost	455	229	671	21	10	28
Expected return on assets	(604)	(311)	(827)	—	—	—
Amortization of net obligation	—	—	—	—	—	11
Amortization of prior service cost	—	6	18	—	4	—
Amortization of loss	—	4	18	—	7	14

Net periodic benefit cost	$154	$79	$286	$43	$32	$76

Employer Contributions

We anticipate making a voluntary contribution in 2005 of approximately $1.0 million to the pension plan which is consistent with our previous disclosures in our financial statements for the year ended December 31, 2004. As of March 31, 2005, no contributions have been made.

In April 2004, the Pension Funding Equity Act of 2004 (the “Act”) was signed into law allowing many corporations to reduce their required pension contributions during 2004 and 2005. The Act had no material impact on our 2005 required minimum contribution of zero. In order to maintain a healthy funded plan we have chosen to fund the plan.

NOTE 13. RELATED PARTY TRANSACTIONS

Pre-Acquisition Executive Unit Purchase Agreements

Certain members of management of the Company had entered into executive unit purchase agreements (the “Purchase Agreements”) which governed the Executives’ investment in their common membership interests of the Company prior to the Acquisition. The Purchase Agreements included vesting provisions for certain Class M, Class B and Class C Units which were issued as an incentive for the Executive’s retention and future performance. The Class M, Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests.

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Acquisition date. There was no incentive unit compensation expense recognized at March 31, 2004.

NOTE 14. MANDATORILY REDEEMABLE PREFERRED INTERESTS

Prior to the Acquisition, we had outstanding mandatorily redeemable preferred interests (the “preferred interests”) with a liquidation value of $6.0 million. The holders of the preferred interests were entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company. These units were redeemed as of January 27, 2005.

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

Recent Developments

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Laundry Holdings LLC and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

We refer to the acquisition of Alliance Laundry Holdings LLC and the related management investments in ALH as the “Acquisition.” The Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Laundry Holdings LLC, all of the equity interests of Alliance Laundry Holdings LLC are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is owned by our management.

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions”, which we refer to, together with the Acquisition, as the “Transactions”):

•	the closing of the issuance of $150.0 million 8 1/2% senior subordinated notes due January 15, 2013, the “2005 Senior Subordinated Notes.” The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “New Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility. On the closing date (January 27, 2005), the term loan facility was drawn in full, but the revolving credit facility remained undrawn; and

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 1998 Senior Subordinated Notes. The tender offer expired at 5:00 PM New York City time on February 2, 2005, and approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes remained outstanding after the consummation of the tender offer. We redeemed the remaining 1998 Senior Subordinated Notes in accordance with the indenture governing such notes on March 7, 2005.

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the New Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the New Senior Credit Facility, and Alliance Laundry Holdings LLC became a guarantor of the New Senior Credit Facility and the 2005 Senior Subordinated Notes.

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

Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized. However, under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Additionally, under SFAS No. 142, intangible assets not subject to amortization (indefinite lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life.

Income Taxes. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We have not recorded a valuation allowance to reduce our deferred income tax assets based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we may have to record a valuation allowance; recording such an adjustment could have a material effect on our financial condition.

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

Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to member’s equity (deficit) when the fair market value of year-end pension assets are less than the accumulated benefit obligation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

As a result of the Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the three months ended March 31, 2005. However, in order to facilitate an understanding of our results of operations for the three months ended March 31, 2005 in comparison with the three months ended March 31, 2004, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Combined	Predecessor
Net revenues:
Commercial and consumer laundry	$41,751	$17,470	$59,221	$56,308
Service parts	7,492	3,213	10,705	9,972

	49,243	20,683	69,926	66,280

Cost of sales	43,337	15,585	58,922	45,521

Gross profit	5,906	5,098	11,004	20,759

Selling, general and administrative expense	6,742	3,829	10,571	8,653
Transaction costs associated with sale of business	—	18,790	18,790	—

Total operating expense	6,742	22,619	29,361	8,653

Operating (loss) income	(836)	(17,521)	(18,357)	12,106

Interest expense	3,764	995	4,759	7,110
Loss from early extinguishment of debt	—	9,867	9,867	—
Costs related to abandoned public offerings	—	—	—	728
(Loss) income before taxes	(4,600)	(28,383)	(32,983)	4,268
Provision for income taxes	(1,669)	9	(1,660)	49

Net (loss) income	$(2,931)	$(28,392)	$(31,323)	$4,219

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Combined	Predecessor

Net cash provided by (used in) operations	$4,291	$(20,675)	$(16,384)	$8,623
Net cash (used in) provided by working capital	(23,078)	14,056	(9,022)	(1,571)

Net cash (used in) provided by operating activities	$(18,787)	$(6,619)	$(25,406)	$7,052

Cash flows from investing activities:
Additions to property, plant and equipment	(514)	(188)	(702)	(698)

Net cash used in investing activities	$(514)	$(188)	$(702)	$(698)

Cash flows from financing activities:
Principal payments on long-term debt	(2,000)	1	(1,999)	(5,061)
Proceeds from senior term loan	200,000	—	200,000	—
Proceeds from senior subordinated notes	149,250	—	149,250	—
Repayment of long-term debt	(275,920)	—	(275,920)	—
Contribution from member	117,000	—	117,000	—
Distribution to old shareholders	(151,996)	—	(151,996)	—
Debt financing costs	(13,172)	—	(13,172)	—
Cash paid for capitalized offering related costs	(1,364)	—	(1,364)	—
Net proceeds—management note	—	(71)	(71)	—

Net cash provided by (used in) used in financing activities	$21,798	$(70)	$21,728	$(5,061)

Net revenues. Net revenues for the three months ended March 31, 2005 increased $3.6 million, or 5.5%, to $69.9 million from $66.3 million for the three months ended March 31, 2004. This increase was attributable to higher commercial and consumer laundry revenue of $2.9 million and service parts revenue of $0.7 million. The increase in commercial and consumer laundry revenue was due to higher international revenue of $1.3 million, higher North American commercial equipment revenue of $1.1 million and higher consumer laundry revenue of $1.2 million, which were partly offset by lower earnings from our off-balance sheet equipment financing program of $0.7 million. Revenue for North America was higher for coin-operated laundry customers and on-premise laundries. Revenue for international customers was higher in Europe and Latin America. Alliance re-entered the consumer laundry marketplace in the third three months of 2004, and as such, there was no comparable revenue recognized in the first three months of 2004. Our off-balance sheet equipment financing program earnings were lower due to lower net present values on notes sold resulting from a narrower spread between interest earned and the cost of capital and due to adjusting beneficial interests to their respective fair market values.

Gross profit. Gross profit for the three months ended March 31, 2005 decreased $9.8 million, or 47.0%, to $11.0 million from $20.8 million for the three months ended March 31, 2004. This decrease was primarily attributable to nickel and chrome surcharges of $1.3 million related to stainless steel purchases, higher depreciation expense of $1.4 million driven by the Acquisition asset write-up to fair market values, the amortization of $5.6 million related to an inventory step-up to fair market value recorded on the Acquisition date, lower earnings from our off-balance sheet equipment financing program of $0.7 million and higher medical and workers compensation costs of $0.5 million. Significant steel cost increases as compared to the prior year were mostly offset by price increases which were effective within the three months ended March 31, 2005. As a result of these factors, gross profit as a percentage of net revenues decreased to 15.7% for the three months ended March 31, 2005 from 31.3% for the three months ended March 31, 2004.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2005 increased $2.0 million, or 22.6%, to $10.6 million from $8.6 million for the three months ended March 31, 2004. The increase in selling, general and administrative expense was primarily due to $1.1 million on non-cash incentive compensation resulting from the acceleration of vesting for incentive units on the date of the Acquisition and $0.7 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network. Sales expenses also increased by $0.2 million as compared to the prior period due to incremental costs associated with consumer laundry. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 15.1% for the three months ended March 31, 2005 as compared to 13.0% for the three months ended March 31, 2004.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the three months ended March 31, 2005 were $18.8 million, with no similar costs in 2004. These costs are comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Offering related expense as a percentage of net revenues was 1.1% for the three months ended March 31, 2005.

Operating (loss) income. As a result of the foregoing, operating (loss) income for the three months ended March 31, 2005 decreased $30.5 million, to a loss of $18.4 million as compared to operating income of $12.1 million for the three months ended March 31, 2004. Operating income as a percentage of net revenues decreased to negative 26.3% for the three months ended March 31, 2005 as compared to a positive 18.3% for the three months ended March 31, 2004.

Interest expense. Interest expense for the three months ended March 31, 2005 decreased $2.3 million, or 33.1%, to $4.8 million from $7.1 million for the three months ended March 31, 2004. Interest expense in

2005 includes a favorable non-cash adjustment of $1.1 million to reflect changes in the fair value of an interest rate swap agreement entered into after the Acquisition. Interest expense in 2004 includes an unfavorable non-cash adjustment of $0.4 million to reflect changes in the fair value of a previous interest rate swap agreement. Interest expense in 2005 also includes the recognition of $0.7 million of interest income related to investor promissory notes for the period from May 5, 1998 through January 27, 2005 in accordance with applicable accounting requirements.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended March 31, 2005 was $9.9 million, with no similar costs in 2004. These costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Offering related expense as a percentage of net revenues was 14.1% for the three months ended March 31, 2005.

Net (loss) income. As a result of the foregoing, our net (loss) for the three months ended March 31, 2005 was $31.3 million as compared to net income of $4.2 million for the three months ended March 31, 2004. Net (loss) as a percentage of net revenues for the three months ended March 31, 2005 was a negative 44.8% as compared to a positive 6.4% for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the consummation of the January 27, 2005 Transactions, we refinanced substantially all of our indebtedness with the proceeds of the offering of the 2005 Senior Subordinated Notes and borrowings under the New Senior Credit Facility.

2002 Senior Credit Facility. All borrowings under our amended and restated credit agreement dated as of August 2, 2002 (“2002 Senior Credit Facility”), which was comprised of a $193.0 million term loan facility and a $45.0 million revolving credit facility were repaid in connection with the consummation of the Transactions and all outstanding letters of credit under our amended and restated August 2002 credit agreement were refinanced.

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

EBITDA and Adjusted EBITDA.

We have presented EBITDA below and Adjusted EBITDA below because certain covenants in the indenture governing our 2005 Senior Subordinated Notes are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges. EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA and Adjusted EBITDA are defined in the indenture governing our 2005 Senior Subordinated Notes in a manner which is identical to the definition of EBITDA and Adjusted EBITDA in our New Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The indenture governing our 2005 Senior Subordinated Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation from Net (Loss) Income to EBITDA and from EBITDA to Adjusted EBITDA for the combined periods presented:

	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	Successor	Predecessor	Combined	Predecessor
Net (loss) income	$(2,931)	$(28,392)	$(31,323)	$4,219
Provision for income taxes	(1,669)	9	(1,660)	49

Net (loss) income before income taxes	(4,600)	(28,383)	(32,983)	4,268

Adjustments:
Interest expense	3,764	995	4,759	7,110
Depreciation and amortization (a)	4,141	526	4,667	2,587
Non-cash interest expense included in amortization above	(348)	—	(348)	(483)

EBITDA	$2,957	$(26,862)	$(23,905)	$13,482

Adjustments:
Finance program adjustments (b)	916	31	947	644
Other non-recurring charges (c)	193	28,657	28,850	728
Other non-cash charges (d)	5,606	1,089	6,695	—
Management fees paid to affiliates of Bain	—	83	83	254

Adjusted EBITDA	$9,672	$2,998	$12,670	$15,108

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.

(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(c)	Other non-recurring charges include executive retention costs included in administrative expenses and infrequently occurring items as follows:

•	Other non-recurring charges in 2004 relate to expenses associated with a proposed initial public offering of Income Deposit Securities (“IDS”). In connection with the proposed IDS offering, as of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004, we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004. As of March 31, 2004 we had incurred $0.7 million of expenses associated with this proposed transaction.

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the business sale and a loss on the early extinguishment of debt of $9.9 million. The seller transaction costs are primarily comprised of transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, Bain and BRS advisory fees of $6.8 million and a management sale bonus of $6.2 million. The loss on early extinguishment of debt includes the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes.

•	Other non-recurring charges for the period from January 28, 2005 through March 31, 2005 relate to a periodic accrual under a one time retention bonus agreement, entered into with certain management employees concurrent with the Acquisition. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable under these agreements is approximately $2.3 million.

(d)	Other non-cash charges are described as follows:

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 relate to non-cash incentive compensation expense resulting from the acceleration of vesting for the incentive units at the date of the Acquisition.

•	Non-cash charges for the period from January 28, 2005 through March 31, 2005 relate to the amortization of $5.6 million associated with the inventory step-up to fair market value recorded at the Acquisition date.

Liquidity

After the Acquisition, our principal sources of liquidity are cash flows generated from operations and borrowings under our $50.0 million New Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2005 will not exceed $6.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the New Revolving Credit Facility. The aggregate scheduled maturities of long-term debt in subsequent years after giving effect to a $2.0 million voluntary prepayment made prior to March 31, 2005 are as follows:

Year	Amount Due
(Dollars in millions)
2005	$—
2006	1.5
2007	2.0
2008	2.0
2009	2.0
Thereafter	340.5

The New Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the New Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the New Senior Credit Facility) and a minimum interest coverage ratio.

The New Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. Our first measurement date for financial covenants under the New Senior Credit Facility is June 30, 2005. The occurrence of any default of these covenants could result in acceleration of our obligations under the New Senior Credit Facility (approximately $198.0 million) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the 2005 Senior Subordinated Notes, under our Asset Backed Facility and under our ALERT 2000 securitization arrangement.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be 6.50 at June 30, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above. These covenants are not applicable for the Company prior to June 30, 2005.

At March 31, 2005, there were no borrowings under our Revolving Credit Facility. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $27.8 million at March 31, 2005. At March 31, 2005, we had $22.2 million of our existing $50.0 million Revolving Credit Facility available. At June 30, 2005 and thereafter, the amount available under the Revolving Credit Facility will also be subject to certain limitations which relate primarily to a maximum ratio of consolidated debt to EBITDA (as defined by the New Senior Credit Facility).

The New Term Loan Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2005	$—
2006	1.5
2007	2.0
2008	2.0
2009	2.0
Thereafter	190.5

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

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no material changes to our off-balance sheet arrangements and aggregate contractual obligations since the filing of our 2004 Annual Report on Form 10-K.

Cash Flows

Cash used in operating activities for the combined three months ended March 31, 2005 of $25.4 million was driven by cash used by operations of $16.4 million (net income adjusted for depreciation, amortization and non-cash interest) and higher working capital requirements of $9.0 million. The higher cash used by operations includes $18.8 million of transaction costs associated with the sale of the business and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Working capital requirements increased for accounts receivable and inventory with decreases in accounts payable and other liabilities. The working capital investment in receivables at March 31, 2005 of $8.2 million increased $2.6 million as compared to the balance of $5.6 million at December 31, 2004 due solely to the timing of sales of accounts receivable to the qualified special-purpose bankruptcy remote entities. The working capital investment in inventories of $30.8 million increased $4.1 million as compared to the balance of $26.8 million at December 31, 2004 in preparation to meet second quarter sales needs. The working capital investment in other liabilities at March 31, 2005 of $22.1 million decreased $2.6 million as compared to the balance of $24.7 million at December 31, 2004 due to the payment of annual management bonuses, payment of customer volume rebates and a favorable interest payable adjustment to recognize the favorable impact of an interest rate swap agreement.

Net cash used in operating activities for the combined three months ended March 31, 2005 of $25.4 million decreased by $32.5 million as compared to the three months ended March 31, 2004. This decrease was primarily due to lower cash provided by operations of $25.0 million and higher net cash used in changes in assets and liabilities of $7.5 million for the combined three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The lower cash provided by operations of $25.0 million includes $18.8 million of transaction costs associated with the sale of the business and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. The higher net cash used in changes in assets and liabilities for the three months ended March 31, 2005 of $7.5 million was largely due to a $2.6 million increase in accounts receivable for the combined three months ended March 31, 2005 as compared to a decrease of $1.6 million for the same period in 2004 and a decrease in other liabilities of $3.8 million for the combined three months ended March 31, 2005 as compared to an increase of $2.3 million for the same period in 2004. Offsetting the above, we increased inventory stocking levels by $3.4 million for the combined three months ended March 31, 2005 as compared to an increase of $6.1 million for the same period in 2004.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2005 and March 31, 2004 were $0.7 million and $0.7 million, respectively. Capital spending in both 2005 and 2004 was principally oriented toward product enhancements and reducing manufacturing costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003 and as of the date we first became involved with a potential variable interest entity created after December 31, 2003. The impact was not material to the financial statements.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $3.9 million at March 31, 2005. If in the future we are required to consolidate a variable interest entity in which one or both of our SFAS No. 140 qualifying special-purpose entities also holds a variable interest, the qualifying status of the special-purpose entity with such holdings would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material adverse effect on our consolidated financial position, results of operations and cash flows.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our financial statements.

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

On December 12, 2002, we entered into an $80.0 million interest rate swap agreement with Lehman Brothers Special Financing Inc. to hedge a portion of our interest rate risk related to our term loan borrowings under the previous Senior Credit Facility. This swap agreement was settled on January 27, 2005 with an immaterial impact.

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, there was no net cash interest paid during the three months ended March 31, 2005. The fair value of this interest rate swap agreement, which represents the amount that we would pay to settle the instrument, was $0.9 million at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-15(e).

(b) There have been no changes in our internal controls over financial reporting that have occurred during our first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 8 to Item 1 in Part I.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chairman and CEO	5-13-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-13-05

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chairman and CEO	5-13-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-13-05

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chairman and CEO	5-13-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-13-05