Form 10-Q
period 2005-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2005-08-10
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Act):     Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of August 9, 2005: 1,000 shares.

Alliance Laundry Holdings LLC

Form 10-Q

For The Periods Ended June 30, 2005

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2005 (Successor) and December 31, 2004 (Predecessor)	3

	Condensed Consolidated Statements of Income (Loss) for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through June 30, 2005 (Successor); the three months ended June 30, 2005 (Successor) and the three and six months ended June 30, 2004 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through June 30, 2005 (Successor); the three months ended June 30, 2005 (Successor) and the three and six months ended June 30, 2004 (Predecessor)	5

	Condensed Consolidated Statement of Member’s Equity (Deficit) and Comprehensive Income (Loss) for the period January 1, 2005 through January 27, 2005 (Predecessor); and the period January 28, 2005 through June 30, 2005 (Successor)	6

	Notes to Condensed Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	Other Information

Item 1.	Legal Proceedings	42

Item 2.	Changes in Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		44

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	Successor	Predecessor
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2,780	$11,471
Accounts receivable, net	16,224	5,611
Inventories, net	29,418	26,761
Beneficial interests in securitized accounts receivable	15,634	19,479
Deferred income tax assets	4,583	—
Prepaid expenses and other	2,565	1,088

Total current assets	71,204	64,410

Notes receivable, net	5,461	6,742
Property, plant and equipment, net	71,170	30,481
Goodwill	139,903	55,414
Beneficial interests in securitized financial assets	19,712	19,379
Deferred income tax assets	7,129	—
Debt issuance costs, net	12,319	5,751
Other intangibles, net	149,208	1,839

Total assets	$476,106	$184,016

Liabilities and Member’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$12,036
Revolving credit facility	—	—
Accounts payable	9,427	11,618
Other current liabilities	24,189	24,718

Total current liabilities	33,616	48,372

Long-term debt:
Senior credit facility	195,000	118,218
Senior subordinated notes	149,289	110,000
Junior subordinated note	—	28,776
Other long-term debt	—	529
Other long-term liabilities	7,063	7,218
Mandatorily redeemable preferred interests	—	6,000

Total liabilities	384,968	319,113

Commitments and contingencies (see Note 9)
Member’s equity (deficit)	91,138	(135,097)

Total liabilities and member’s equity (deficit)	$476,106	$184,016

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net revenues:
Commercial and consumer laundry	$75,578	$63,910	$117,329	$17,470	$120,218
Service parts	10,087	9,460	17,579	3,213	19,432

	85,665	73,370	134,908	20,683	139,650

Cost of sales	65,081	52,239	108,418	15,585	97,760

Gross profit	20,584	21,131	26,490	5,098	41,890

Selling, general and administrative expense	10,116	9,125	16,858	3,829	17,778
Securitization and other costs	8,015	—	8,015	—	—
Transaction costs associated with sale of business	—	—	—	18,790	—

Total operating expenses	18,131	9,125	24,873	22,619	17,778

Operating income (loss)	2,453	12,006	1,617	(17,521)	24,112

Interest expense	7,537	5,260	11,301	995	12,370
Loss from early extinguishment of debt	—	—	—	9,867	—
Costs related to abandoned public offerings	—	540	—	—	1,268

(Loss) income before taxes	(5,084)	6,206	(9,684)	(28,383)	10,474
Income tax (benefit) provision	(2,352)	5	(4,021)	9	54

Net (loss) income	$(2,732)	$6,201	$(5,663)	$(28,392)	$10,420

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(5,663)	$(28,392)	$10,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,365	526	5,118
Non-cash interest	36	351	1,797
Non-cash incentive unit compensation	—	1,089	670
Non-cash debt financing write-off	—	5,751	—
Non-cash inventory expense	6,246	—	—
Deferred income tax assets	(4,060)	—	—
(Gain) loss on sale of property, plant and equipment	3	—	52
Changes in assets and liabilities:
Accounts receivable	(10,057)	(556)	1,240
Inventories	(824)	(1,833)	(518)
Other assets	6,220	101	(1,316)
Accounts payable	(21,267)	19,076	34
Other liabilities	3,180	(2,732)	(746)

Net cash (used in) provided by operating activities	(15,821)	(6,619)	16,751

Cash flows from investing activities:
Additions to property, plant and equipment	(2,072)	(188)	(1,647)
Proceeds on disposal of property, plant and equipment	1	—	5

Net cash used in investing activities	(2,071)	(188)	(1,642)

Cash flows from financing activities:
Principal payments on long-term debt	(5,000)	1	(12,121)
Proceeds from senior term loan	200,000	—	—
Proceeds from senior subordinated notes	149,250	—	—
Repayment of long-term debt	(275,920)	—	—
Contribution from member	117,000	—	—
Distribution to old unitholders	(154,658)	—	—
Debt financing costs	(13,230)	—	—
Cash paid for capitalized offering related costs	(1,364)	—	(375)
Net proceeds - management note	—	(71)	—

Net cash provided by (used in) financing activities	16,078	(70)	(12,496)

Decrease (increase) in cash	(1,814)	(6,877)	2,613
Cash at beginning of period	4,594	11,471	7,937

Cash at end of period	$2,780	$4,594	$10,550

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Member’s Equity (Deficit)	Management Loans	Minimum Pension Liability	Unrealized Holding Gain on Residual Interests, Net	Total Member’s Equity (Deficit)
Predecessor balances at December 31, 2004	$(131,227)	$(1,380)	$(3,619)	$1,129	$(135,097)
Net loss from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	(28,392)
Unrealized holding gain	—	—	—	203	203

Total comprehensive loss					(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	96,576
Net loss from January 28, 2005 through June 30, 2005	(5,663)	—	—	—	(5,663)
Unrealized holding gain	—	—	—	225	225

Total comprehensive loss					(5,438)

Successor balances at June 30, 2005	$89,581	$—	$—	$1,557	$91,138

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

As a result of the January 27, 2005 transactions described further in Note 2, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Standard (SFAS) No. 141, “Business Combinations”. The basis of the assets and liabilities has been reflected at fair market values in the Successor financial statements.

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance,” “we,” “our,” “Predecessor,” “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended June 30, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although we believe the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended June 30, 2005 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2004.

NOTE 2. SALE OF ALLIANCE LAUNDRY HOLDINGS LLC

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Holdings pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

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

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the New Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the New Senior Credit Facility, and Alliance Holdings became a guarantor of the New Senior Credit Facility and the 2005 Senior Subordinated Notes.

Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the 2005 Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry.

New Senior Credit Facility

Concurrent with the closing of the Acquisition we entered into a New Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “New Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “New Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility. After considering optional prepayments which were made through June 30, 2005 of $4.5 million, the New Term Loan Facility requires quarterly principal payments of $0.5 million beginning on September 30, 2006, through December 31, 2011. The final principal payment of $184.1 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the New Senior Credit Facility.

The New Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the New Senior Credit Facility. A portion of the New Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit.

Borrowings under the New Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The applicable margin for the New Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the New Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of June 30, 2005 was 5.40%.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $50.0 million revolving loan commitment. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the New Revolving Credit Facility, which currently is 2.50%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit. There were no borrowings under the New Revolving Loan Facility as of June 30, 2005.

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

Interest on the 2005 Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005.

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

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $4.5 million of voluntary prepayments made prior to June 30, 2005, are as follows (in thousands):

2005	$—
2006	987
2007	1,975
2008	1,975
2009	1,975
Thereafter	338,088

$345,000

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

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be reduced from 6.50 at June 30, 2005 to 6.25 at June 30, 2006. At June 30, 2005, based upon the maximum ratio of consolidated debt to EBITDA allowable under the Senior Credit Facility of 6.50, we could have borrowed an additional $21.3 million of the available and unutilized Revolving Credit Facility to finance our operations. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

NOTE 3. NEW ASSET BACKED FACILITY

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $205.8 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A is accelerated upon an event of default or rapid amortization event described above.

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the new facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the new Asset Backed Facility.

On November 28, 2000, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”), and a trust, Alliance Laundry Equipment Receivables Trust 2000-A (“ALERT”), completed the securitization of $137.8 million of notes receivable related to equipment loans (the “ALERT 2000A Facility”). On July 15, 2005, pursuant to a clean up call option, Alliance Laundry purchased the remaining equipment loans and related collateral from ALERT; and ALER and ALERT ceased operation and the ALERT 2000A Facility was terminated. The principal balance of the eligible equipment loans in ALERT on June 30, 2005 was $11.3 million. Substantially all of the equipment loans repurchased by Alliance Laundry were resold to the new Asset Backed Facility.

NOTE 4. PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Other Intangible Assets

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

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003. The impact was not material to the financial statements.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $3.9 million at June 30, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under

SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft is expected in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principle and requires retrospective application to prior period financial statements, unless impracticable to determine. The statement is a result of a broader effort by the FASB to improve comparability of financial reporting between US and international accounting standards. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

NOTE 6. INFREQUENTLY OCCURRING ITEMS

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

In connection with the Asset Back Facility, the Company incurred $8.0 million in expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.2 million and a LIBOR based cap premium of $1.0 million.

In April of 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC, and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. In connection with the proposed IDS offering, as of June 30, 2004 we had incurred and recorded $0.7 million of offering related expense in the consolidated statement of income, and had capitalized $0.4 million of debt and offering related expenses in the consolidated balance sheet. As of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004 we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

The Acquisition price including transaction costs was approximately $466.3 million. The sources and uses of funds in connection with the Acquisition are summarized below (in thousands):

Sources:
Proceeds Senior Term Loan	$200,000
Proceeds from 8 1/2% Senior Subordinated Notes due 2013	149,250
Proceeds from equity investors	108,396
Exchange of equity	8,604

Total sources	$466,250

Uses:
Stated purchase price	$450,000
Working capital adjustment	791
Fees and expenses	15,459

Total uses	$466,250

The Company has prepared an allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of net assets acquired was finalized during the second quarter of 2005 and is summarized below (in thousands):

	Gross	EITF 88-16 Adjustment	Adjusted Balance January 27, 2005
Acquired tangible net assets	$152,991	$(4,153)	$148,838
Acquired intangible assets - trademarks and tradenames	122,800	(8,697)	114,103
Acquired intangible assets - customer agreements and distributor network	30,400	(2,153)	28,247
Acquired intangible assets - engineering and manufacturing designs and processes	8,460	(599)	7,861
Acquired intangible assets - patents	70	—	70
Acquired intangible assets - computer software and other	963	(58)	905
Goodwill	150,566	(10,663)	139,903

Total allocation of purchase price	$466,250	$(26,323)	$439,927

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” management’s continuing residual interest has been reflected at its original cost, adjusted for it’s share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 92.92% of the difference between their fair value at the date of acquisition and their historical carrying cost.

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

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor
Amortization expense	$1,114	$49	$1,885	$14	$108

The following is a summary of identifiable intangible assets as of June 30, 2005 (in thousands):

	June 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks, tradenames	$114,103	$—	$114,103
Customer agreements and distributor network	28,247	1,514	26,733
Engineering and manufacturing designs and processes	7,861	269	7,592
Patents	216	—	216
Computer software and other	666	102	564

	$151,093	$1,885	$149,208

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

NOTE 8. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	Successor	Predecessor
Materials and purchased parts	$10,154	$9,899
Work in process	3,536	3,713
Finished goods	17,230	14,468
Inventory reserves	(1,502)	(1,319)

	$29,418	$26,761

The Company wrote inventories up to fair market value as a result of the Acquisition. This resulted in a net write-up of $6.2 million. Of this amount $5.6 million was expensed to cost of sales in the period January 28, 2005 through March 31, 2005 and the remaining $0.6 million was expensed in the second quarter as this inventory was sold.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement, arising from a coin selector, the “W2000,” which was a component supplied by our vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), and which was used in certain of our products. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Münzprüfer indemnified us and agreed to pay, and has paid for, our representation in this matter. An initial trial yielded a finding of infringement and a permanent injunction against us, while a second trial on damages yielded a final judgment of $614,662 against us, plus an additional $157,066 of prejudgment interest. In addition, the final judgment awarded court costs, including attorneys’ fees of $446,990, to Imonex. Imonex appealed the final judgment to the United States Court of Appeals for the Federal Circuit (CAFC). The CAFC sustained the final judgment, and denied Imonex’ Motion for Rehearing. We anticipate that the United States District Court for the Eastern District of Texas will take up the matter again in due course to clarify the final judgment as to actual damages, all interest, and court costs including attorney fees. We are presently awaiting further action by the United States District Court for the Eastern District of Texas.

We have also reached tentative agreement with Münzprüfer as to acceptable methods of satisfying the provisions of the indemnification agreement. The Company and Münzprüfer have now entered into an agreement pursuant to which Münzprüfer will pay $1,260,564, which includes an estimate of post-judgment interest costs, towards satisfying these obligations. A portion of this amount will be repaid by Münzprüfer to the Company over a five (5) year period. In accordance with GAAP, as a judgment has been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. During the second quarter of 2005, the amount payable to Imonex and the corresponding receivable from Munzprufer were updated to the $1,260,564 amount. Additionally, we applied a $71,385 discount to the re-payments to be made over the five year period, with a corresponding charge to interest expense in the second quarter.

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

Certain environmental investigatory and remedial work had been conducted at our Marianna, Florida facility by a former operator of the property and had been funded through an escrow account. On December 28, 2004, a Conditional Site Rehabilitation Completion Order was issued by the Florida Department of Natural Resources. Therefore, the remediation by the former operator of the property has been successfully concluded. Accordingly, the remaining balance in the escrow account, after we were reimbursed for our remaining expenses, was released to the former operator during the first quarter of 2005, per our escrow agreement.

NOTE 10. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary, entered into a $330.0 million Asset Backed Facility on June 28, 2005 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2005 was $27.0 million.

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

The changes in the carrying amount of our total product warranty liability for the periods presented were as follows:

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Predecessor
Balance at beginning of period	$4,309	$4,309	$4,759
Accruals for current and pre-existing warranties issued during the period	994	140	928
Settlements made during the period	(1,094)	(140)	(1,228)

Balance at end of period	$4,209	$4,309	$4,459

NOTE	11. INCOME TAXES

As of January 27, 2005 Alliance Holdings is now a single member LLC owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. As of January 28, 2005, we use the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted.

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

The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate of 42% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences and tax credits.

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

NOTE 12. COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the three months ended June 30, 2005 and 2004 consist of the following (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	Successor	Predecessor
Comprehensive income (loss):
Net (loss) income	$(2,732)	$6,201
Net unrealized holding (loss) gain on residual interests	434	(1,995)

Comprehensive (loss) income	$(2,298)	$4,206

Comprehensive income/(loss) for the periods presented consist of the following (in thousands):

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Predecessor
Comprehensive income (loss):
Net (loss) income	$(5,663)	$(28,392)	$10,420
Net unrealized holding (loss) gain on residual interests	225	203	(1,144)

Comprehensive (loss) income	$(5,438)	$(28,189)	$9,276

NOTE 13. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for the three months ended June 30, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	Successor	Predecessor	Successor	Predecessor
Service cost	428	406	32	23
Interest cost	690	671	33	27
Expected return on assets	(911)	(826)	—	—
Amortization of net obligation	—	—	—	12
Amortization of prior service cost	—	17	—	—
Amortization of loss	—	18	—	15

Net periodic benefit cost	$207	$286	$65	$77

The components of periodic benefit costs for these plans for the periods presented are as follows:

	Pension Benefits			Other Benefits
	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Service cost	731	151	812	54	11	46
Interest cost	1,145	229	1,342	54	10	54
Expected return on assets	(1,515)	(311)	(1,653)	—	—	—
Amortization of net obligation	—	—	—	—	—	23
Amortization of prior service cost	—	6	35	—	4	—
Amortization of loss	—	4	36	—	7	29

Net periodic benefit cost	$361	$79	$572	$108	$32	$152

Employer Contributions

During July of 2005, we made a voluntary contribution of approximately $1.0 million to the pension plan which is consistent with our previous disclosures in our financial statements for the year ended December 31, 2004. No further contributions are expected for the remainder of fiscal 2005.

In April 2004, the Pension Funding Equity Act of 2004 (the “Act”) was signed into law allowing many corporations to reduce their required pension contributions during 2004 and 2005. The Act had no material impact on our 2005 required minimum contribution of zero.

NOTE 14. RELATED PARTY TRANSACTIONS

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

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Acquisition date. We recognized $0.7 million of incentive unit compensation expense in the second quarter of 2004.

NOTE 15. MANDATORILY REDEEMABLE PREFERRED INTERESTS

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

Recent Developments

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Holdings pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.4 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.2 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

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

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the New Senior Credit Facility, Alliance Laundry Corporation became a guarantor under the New Senior Credit Facility and Alliance Holdings became a guarantor of the New Senior Credit Facility and the 2005 Senior Subordinated Notes.

Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the 2005 Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry.

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

Income Taxes. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We have not recorded a valuation allowance to reduce our deferred income tax assets based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we may have to record a valuation allowance and recording such an adjustment could have a material effect on our financial condition.

The successor period January 28, 2005 through June 30, 2005 loss before income taxes of $9.7 million includes one-time charges of $8.0 million for the ALERT 2005 securitization and $6.2 million of charges related to the write up of inventory related to the acquisition. The Company recorded positive pre-tax income for 2002, 2003 and 2004. The Company will need to generate $9.7 million of pre-tax income to be able to use the net operating loss carryforward. Management believes it is more likely than not that they will be able to utilize the net operating loss carryforward before it expires in 2025. Most is expected to be utilized in the second half of 2005 as the one-time charges above will not recur and the underlying business remains profitable.

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

RESULTS OF OPERATIONS

As a result of the Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the six months ended June 30, 2005. However, in order to facilitate an understanding of our results of operations for the six months ended June 30, 2005 in comparison with the six months ended June 30, 2004, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	June 30, 2005	June 30, 2004
	(Dollars in millions)
Net revenues:
Commercial laundry	$75.6	$63.9
Service parts	10.1	9.5

	$85.7	$73.4

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	June 30, 2005	June 30, 2004
Net revenues	100.0%	100.0%
Cost of sales	76.0%	71.2%
Gross profit	24.0%	28.8%
Selling, general and administrative expense	11.8%	12.4%
Securitization and other costs	9.4%	—
Operating income	2.9%	16.4%
Net income	(3.2)%	8.5%

Net revenues. Net revenues for the quarter ended June 30, 2005 increased $12.3 million, or 16.8%, to $85.7 million from $73.4 million for the quarter ended June 30, 2004. This increase was attributable to higher commercial and consumer laundry revenue of $11.7 million and service parts revenue of $0.6 million. The increase in commercial and consumer laundry revenue was due to higher international revenue of $4.4 million, higher North American commercial equipment revenue of $4.1 million, higher consumer laundry revenue of

$2.2 million and higher earnings from our off-balance sheet equipment financing program of $1.0 million. Revenue for North America was higher for coin-operated laundry customers and on-premise laundries. Revenue for international customers was higher primarily in Europe, Asia and Latin America. Alliance re-entered the consumer laundry marketplace in the third quarter of 2004, and as such, there was no comparable revenue recognized in the second quarter of 2004. Our off-balance sheet equipment financing program earnings were higher due to an increase in notes sold and due to adjusting beneficial interests to their respective fair market values.

Gross profit. Gross profit for the quarter ended June 30, 2005 decreased $0.5 million, or 2.6%, to $20.6 million from $21.1 million for the quarter ended June 30, 2004. This decrease was primarily attributable to higher depreciation expense of $2.0 million driven by the Acquisition asset write-up to fair market values, nickel and chrome surcharges of $0.9 million related to stainless steel purchases, the amortization of $0.6 million related to an inventory step-up to fair market value recorded on the Acquisition date, and higher medical and workers compensation costs of $0.3 million. These increased charges and costs, as well as significant steel cost increases as compared to the prior year, were mostly offset by price increases which were effective during the quarter ended March 31, 2005. As a result of these factors, gross profit as a percentage of net revenues decreased to 24.0% for the quarter ended June 30, 2005 from 28.8% for the quarter ended June 30, 2004.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2005 increased $1.0 million, or 10.9%, to $10.1 million from $9.1 million for the quarter ended June 30, 2004. The increase in selling, general and administrative expense was primarily due to increased amortization expenses of $1.0 million driven by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network. Sales expenses also increased by $0.5 million as compared to the prior period due to higher trade show expenses and costs associated with the higher sales volumes. Selling, general and administrative expense as a percentage of net revenues decreased to 11.8% for the quarter ended June 30, 2005 as compared to 12.4% for the quarter ended June 30, 2004 as these costs did not increase as significantly as net revenues.

Securitization and other costs. Securitization and other costs for the quarter ended June 30, 2005 were $8.0 million, with no similar costs in 2004. These costs are comprised of $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Securitization and other costs as a percentage of net revenues was 9.4% for the quarter ended June 30, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the quarter ended June 30, 2005 decreased $9.5 million, or 79.6%, to $2.5 million from $12.0 million for the quarter ended June 30, 2004. Operating income as a percentage of net revenues decreased to 2.9% for the quarter ended June 30, 2005 as compared to 16.4% for the quarter ended June 30, 2004.

Interest expense. Interest expense for the quarter ended June 30, 2005 increased $2.2 million, or 43.3%, to $7.5 million from $5.3 million for the quarter ended June 30, 2004. Interest expense in 2005 includes an unfavorable non-cash adjustment of $0.7 million to reflect changes in the fair value of an interest rate swap agreement entered into after the Acquisition. Interest expense in 2004 includes a favorable non-cash adjustment of $1.5 million to reflect changes in the fair value of a previous interest rate swap agreement.

Net (loss) income. As a result of the foregoing, our net loss for the quarter ended June 30, 2005 was $2.7 million as compared to net income of $6.2 million for the quarter ended June 30, 2004. Net (loss) income as a percentage of net revenues for the quarter ended June 30, 2005 was a negative 3.2% as compared to a positive 8.5% for the quarter ended June 30, 2004.

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net revenues:
Commercial and consumer laundry	$117,329	$17,470	$134,799	$120,218
Service parts	17,579	3,213	20,792	19,432

	134,908	20,683	155,591	139,650

Cost of sales	108,418	15,585	124,003	97,760

Gross profit	26,490	5,098	31,588	41,890

Selling, general and administrative expense	16,858	3,829	20,687	17,778
Securitization and other costs	8,015	—	8,015	—
Transaction costs associated with sale of business	—	18,790	18,790	—

Total operating expense	24,873	22,619	47,492	17,778

Operating income (loss)	1,617	(17,521)	(15,904)	24,112

Interest expense	11,301	995	12,296	12,370
Loss from early extinguishment of debt	—	9,867	9,867	—
Costs related to abandoned public offerings	—	—	—	1,268

(Loss) income before taxes	(9,684)	(28,383)	(38,067)	10,474
Provision for income taxes	(4,021)	9	(4,012)	54

Net (loss) income	$(5,663)	$(28,392)	$(34,055)	$10,420

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net cash provided by (used in) operations	$6,927	$(20,675)	$(13,748)	$18,057
Net cash (used for) provided by working capital	(22,748)	14,056	(8,692)	(1,306)

Net cash (used in) provided by operating activities	$(15,821)	$(6,619)	$(22,440)	$16,751

Cash flows from investing activities:
Additions to property, plant and equipment	(2,072)	(188)	(2,260)	(1,647)
Proceeds on disposal of property, plant and equipment	1	—	1	5

Net cash used in investing activities	$(2,071)	$(188)	$(2,259)	$(1,642)

Cash flows from financing activities:
Principal payments on long-term debt	(5,000)	1	(4,999)	(12,121)
Proceeds from senior term loan	200,000	—	200,000	—
Proceeds from senior subordinated notes	149,250	—	149,250	—
Repayment of long-term debt	(275,920)	—	(275,920)	—
Contribution from member	117,000	—	117,000	—
Distribution to old unitholders	(154,658)	—	(154,658)	—
Debt financing costs	(13,230)	—	(13,230)	—
Cash paid for capitalized offering related costs	(1,364)	—	(1,364)	(375)
Net proceeds - management note	—	(71)	(71)	—

Net cash provided by (used in) financing activities	$16,078	$(70)	$16,008	$(12,496)

Net revenues. Net revenues for the six months ended June 30, 2005 increased $15.9 million, or 11.4%, to $155.6 million from $139.7 million for the six months ended June 30, 2004. This increase was attributable to higher commercial and consumer laundry revenue of $14.5 million and service parts revenue of $1.4 million. The increase in commercial and consumer laundry revenue was due to higher international revenue of $5.6 million, higher North American commercial equipment revenue of $5.2 million, higher consumer laundry revenue of $3.4 million and higher earnings from our off-balance sheet equipment financing program of $0.3 million. Revenue for North America was higher for coin-operated laundry customers and on-premise laundries. Revenue for international customers was higher in Europe, Asia, middle eastern countries and Latin America. Alliance re-entered the consumer laundry marketplace in the third quarter of 2004, and as such, there was no comparable revenue recognized in the first six months of 2004.

Gross profit. Gross profit for the six months ended June 30, 2005 decreased $10.3 million, or 24.6%, to $31.6 million from $41.9 million for the six months ended June 30, 2004. This decrease was primarily attributable to the amortization of $6.2 million related to an inventory step-up to fair market value recorded on the Acquisition date, higher depreciation expense of $3.4 million driven by the Acquisition asset write-up to fair market values, material cost increases of $8.4 million mostly related to steel cost increases and higher medical and workers compensation costs of $0.7 million. These cost increases as compared to the prior year were mostly offset by margins associated with higher sales volumes and price increases which were effective during the quarter ended March 31, 2005. As a result of these factors, gross profit as a percentage of net revenues decreased to 20.3% for the six months ended June 30, 2005 from 30.0% for the six months ended June 30, 2004.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2005 increased $2.9 million, or 16.4%, to $20.7 million from $17.8 million for the six months ended June 30, 2004. The increase in selling, general and administrative expense was primarily due to $1.7 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network and charges related to $1.1 million of non-cash incentive compensation resulting from the acceleration of vesting for incentive units on the date of the Acquisition. Sales expenses also increased by $0.7 million as compared to the prior period due to incremental costs associated with consumer laundry and higher trade show costs in the second quarter. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.2% for the six months ended June 30, 2005 as compared to 12.7% for the six months ended June 30, 2004.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the six months ended June 30, 2005 were $18.8 million, with no similar costs in 2004. These costs are comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 12.1% for the six months ended June 30, 2005. All transaction costs associated with the sale of the business were incurred during the quarter ended March 31, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the six months ended June 30, 2005 decreased $40.0 million, to a loss of $15.9 million as compared to operating income of $24.1 million for the six months ended June 30, 2004. Operating income as a percentage of net revenues decreased to negative 10.2% for the six months ended June 30, 2005 as compared to a positive 17.3% for the six months ended June 30, 2004.

Interest expense. Interest expense for the six months ended June 30, 2005 decreased $0.1 million, or 0.6%, to $12.3 million from $12.4 million for the six months ended June 30, 2004. Interest expense in 2005 includes a favorable non-cash adjustment of $0.4 million to reflect changes in the fair value of an interest rate swap agreement entered into after the Acquisition. Interest expense in 2004 includes a favorable non-cash adjustment of $1.1 million to reflect changes in the fair value of a previous interest rate swap agreement. Interest expense in 2005 also includes the recognition of $0.7 million of interest income related to investor promissory notes for the period from May 5, 1998 through January 27, 2005 in accordance with applicable accounting requirements.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2005 was $9.9 million, with no similar costs in 2004. These costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Offering related expense as a percentage of net revenues was 6.3% for the six months ended June 30, 2005.

Net (loss) income. As a result of the foregoing, our net loss for the six months ended June 30, 2005 was $34.1 million as compared to net income of $10.4 million for the six months ended June 30, 2004. Net (loss) income as a percentage of net revenues for the six months ended June 30, 2005 was a negative 21.9% as compared to a positive 7.5% for the six months ended June 30, 2004.

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

Securitization Programs. On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $205.8 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A is accelerated upon an event of default or rapid amortization event described above.

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the new facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the new Asset Backed Facility.

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

EBITDA and Adjusted EBITDA

We have presented EBITDA below and Adjusted EBITDA below because certain covenants in the indenture governing our 2005 Senior Subordinated Notes are tied to ratios based on these measures. “EBITDA” represents net (loss) income before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges. EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA and Adjusted EBITDA are defined in the indenture governing our 2005 Senior Subordinated Notes in a manner which is identical to the definition of EBITDA and Adjusted EBITDA in our New Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The indenture governing our 2005 Senior Subordinated Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation from net (loss) income to EBITDA and from EBITDA to Adjusted EBITDA for the combined periods presented:

	Three Months Ended
	June 30, 2005	June 30, 2004
	Successor	Predecessor
Net (loss) income	$(2,732)	$6,201
Provision for income taxes	(2,352)	5

Net (loss) income before income taxes	(5,084)	6,206

Adjustments:
Interest expense	7,537	5,260
Depreciation and amortization (a)	6,263	2,531
Non-cash interest expense included in amortization above	(602)	(477)

EBITDA	$8,114	$13,520

Adjustments:
Finance program adjustments (b)	(496)	1,097
Other non-recurring charges (c)	8,305	540
Other non-cash charges (d)	640	670
Management fees paid to affiliates of Bain	—	257

Adjusted EBITDA	$16,563	$16,084

	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net (loss) income	$(5,663)	$(28,392)	$(34,055)	$10,420
Provision for income taxes	(4,021)	9	(4,012)	54

Net (loss) income before income taxes	(9,684)	(28,383)	(38,067)	10,474

Adjustments:
Interest expense	11,301	995	12,296	12,370
Depreciation and amortization (a)	10,404	526	10,930	5,118
Non-cash interest expense included in amortization above	(950)	—	(950)	(960)

EBITDA	$11,071	$(26,862)	$(15,791)	$27,002

Adjustments:
Finance program adjustments (b)	420	31	451	1,741
Other non-recurring charges (c)	8,498	28,657	37,155	1,268
Other non-cash charges (d)	6,246	1,089	7,335	670
Management fees paid to affiliates of Bain	—	83	83	511

Adjusted EBITDA	$26,235	$2,998	$29,233	$31,192

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges include executive retention costs included in administrative expenses and infrequently occurring items as follows:

•	Other non-recurring charges in 2004 relate to expenses associated with a proposed initial public offering of Income Deposit Securities (“IDS”). In connection with the proposed IDS offering, as of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004, we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004. As of June 30, 2004 we had incurred $0.7 million of expenses associated with this proposed transaction.

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the business sale and a loss on the early extinguishment of debt of $9.9 million. The seller transaction costs are primarily comprised of transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, Bain and BRS advisory fees of $6.8 million and a management sale bonus of $6.2 million. The loss on early extinguishment of debt includes the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes.

•	Other non-recurring charges for the period from January 28, 2005 through June 30, 2005 relate to $8.0 million of costs associated with establishing a new asset backed facility for the sale of equipment notes and trade receivables and a periodic accrual under a one time retention bonus agreement, entered into with certain management employees concurrent with the Acquisition. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable under these agreements is approximately $2.3 million.

(d)	Other non-cash charges are described as follows:

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 relate to non-cash incentive compensation expense resulting from the acceleration of vesting for the incentive units at the date of the Acquisition.

•	Non-cash charges for the period from April 1, 2004 through June 30, 2004 relate to non-cash incentive compensation expense related to management incentive units.

•	Non-cash charges for the period from January 28, 2005 through June 30, 2005 relate to the amortization of $6.2 million associated with the inventory step-up to fair market value recorded at the Acquisition date.

Liquidity

After the Acquisition, our principal sources of liquidity are cash flows generated from operations and borrowings under our $50.0 million New Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2005 will not exceed $6.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the New Revolving Credit Facility. The aggregate scheduled maturities of long-term debt in subsequent years after giving effect to a $4.5 million voluntary prepayment made prior to June 30, 2005 are as follows:

Year	Amount Due
(Dollars in millions)
2005	$—
2006	1.0
2007	2.0
2008	2.0
2009	2.0
Thereafter	338.0

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

The New Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. Our first measurement date for financial covenants under the New Senior Credit Facility was June 30, 2005. The occurrence of any default of these covenants could result in acceleration of our obligations under the New Senior Credit Facility (approximately $198.0 million) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the 2005 Senior Subordinated Notes.

At June 30, 2005, there were no borrowings under our Revolving Credit Facility. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $28.7 million at June 30, 2005. At June 30, 2005, we had $21.3 million of our existing $50.0 million Revolving Credit Facility available, subject to certain limitations under the New Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $21.3 million at June 30, 2005 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is 6.50 at June 30, 2005. We are in compliance with this and all other debt related covenants as of June 30, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The New Term Loan Facility is repayable in the following aggregate annual amounts:

Amount Due
Year	(Dollars in millions)
2005	$—
2006	1.0
2007	2.0
2008	2.0
2009	2.0
Thereafter	188.0

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

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We have structured, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”) a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million ABS Funding Facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Pursuant to a Purchase Agreement, dated June 28, 2005, between Alliance Laundry, as seller, and ALER, as buyer, Alliance Laundry will sell or contribute all of the trade receivables and certain of the equipment loans that it originates to ALER 2005. Immediately thereafter, pursuant to a Pooling and Servicing Agreement, dated June 28, 2005, ALER 2005 will sell such trade receivables and equipment loans to ALERT 2005A. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility (which lenders shall initially be certain affiliates of IXIS Financial Products Inc. and Lehman Brothers Holdings Inc. (collectively, the “Initial Lenders”)), pursuant to a master indenture, dated June 28, 2005 (the “Indenture”). The Bank of New York will act as indenture trustee under the Indenture. The Notes will be secured by all of the assets of ALERT 2005A. The Initial Lenders advanced $245.4 million against the maximum facility amount to ALERT 2005A on June 28, 2005 pursuant to a Note Purchase Agreement, dated June 28, 2005 (the “Note Purchase Agreement”).

Without the consent of the lenders, advances against the equipment loan Notes may be made no more than once in each calendar week and advances against the trade receivable Notes may be made no more than twice in each calendar week. Funding availability for trade receivable Notes is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Note Purchase Agreement, (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility is guaranteed by Ambac Assurance Corporation (“Ambac”) in the form of a financial guaranty insurance policy (the “Policy”). All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Interest payments on the Notes will be paid monthly, beginning in August 2005, at an interest rate equal to 1-month LIBOR plus the applicable margin, which will be 0.5% for the four-year period after the closing date of June 28, 2005 and 0.85% thereafter (including the last day of such four-year period). If an event of default occurs the otherwise applicable interest rate will be increased by an amount equal to two percent (2%) per annum. Prior to a rapid amortization event or event of default, the lenders under the Asset Backed Facility will also earn an unused facility fee of 0.175% of the unfunded portion of each lender’s commitment amount.

The Indenture provides that upon a written demand by the Control Party (initially, AMBAC as surety provider) after the occurrence of a rapid amortization event (including, among others, the occurrence of a shortfall in the applicable borrowing base (an amount calculated based on the value of the equipment loans or trade receivables, the value of the credit enhancements and certain other credit characteristics of the collateral) that remains unremedied for three or more business days; a draw on the reserve account; termination of or a drawing on the letters of credit providing credit enhancement for the benefit of the Notes (unless the proceeds are deposited in the reserve account); failure to maintain certain financial and other ratios; or the occurrence of an event of default or a servicer default) the Notes will amortize and borrowings under the Notes will cease. Upon written demand by the Control Party after the occurrence of a servicer default (including, among others, a failure to deposit amounts required to be deposited by the servicer, failure of the servicer or ALER 2005 to observe certain covenants, including financial covenants, which failure has a material adverse effect on the Control Party or lenders under the Asset Backed Facility, voluntary or involuntary bankruptcy of the servicer, a material adverse change in the financial condition or business of the servicer, occurrence of a cross default for indebtedness in excess of $5.0 million or failure of the equipment loans and trade receivables to meet certain performance metrics) the servicer may be replaced. The Indenture also includes usual and customary events of default for facilities of this nature (with customary grace periods and options for curing, as applicable). The Indenture provides that upon written demand by the Control Party after the occurrence of an event of default (including, among others, default in the payment of principal, interest or the premium to the surety provider when due or a draw on the Policy) the Notes may be accelerated and/or the collateral sold.

Cash Flows

Cash used in operating activities for the combined six months ended June 30, 2005 of $22.4 million was driven by cash used in operations of $13.7 million (net income adjusted for depreciation, amortization and other non-cash adjustments) and higher working capital requirements of $8.7 million. The higher cash used in operations includes $18.8 million of transaction costs associated with the sale of the business, $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes and $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Working capital requirements increased for accounts receivable and inventory with a decrease in working capital for other assets and accounts payable. The working capital investment in receivables at June 30, 2005 of $16.2 million increased $10.6 million as compared to the balance of $5.6 million at December 31, 2004 due solely to the timing of sales of accounts receivable to the new qualified special-purpose bankruptcy remote entity. The working capital investment in inventories of $29.4 million increased $2.6 million as compared to the balance of $26.8 million at December 31, 2004 in preparation to meet third quarter sales needs.

Net cash used in operating activities for the combined six months ended June 30, 2005 of $22.4 million decreased by $39.2 million as compared to the six months ended June 30, 2004. This decrease was primarily due to lower cash provided by operations of $31.8 million and higher net cash used in changes in assets and liabilities of $7.4 million for the combined six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The lower cash provided by operations of $39.2 million includes $18.8 million of transaction costs associated with the sale of the business, $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes and $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. The higher net cash used in changes in assets and liabilities for the six months ended June 30, 2005 of $7.4 million was largely due to a $10.6 million increase in accounts receivable for the combined six months ended June 30, 2005 as compared to a decrease of $1.2 million for the same period in 2004 and a decrease in accounts payable of $2.1 million for the combined six months ended June 30, 2005 as compared to a minimal change for the same period in 2004.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2005 and June 30, 2004 were $2.3 million and $1.6 million, respectively. Capital spending in both 2005 and 2004 was principally oriented toward product enhancements, manufacturing process improvements and the replacement of old or obsolete machinery.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003. The impact was not material to the financial statements.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $3.9 million at June 30, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which would have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft is expected in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principle and requires retrospective application to prior period financial statements, unless impracticable to determine. The statement is a result of a broader effort by the FASB to improve comparability of financial reporting between US and international accounting standards. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

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

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, there was no net cash interest paid during the six months ended June 30, 2005. The fair value of this interest rate swap agreement, which represents the amount that we would pay to settle the instrument, was $0.2 million at June 30, 2005.

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

(b) There have been no changes in our internal control over financial reporting that have occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 3 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings. See Note 9 to Item 1 in Part I.

Item 2.    Changes in Securities and Use of Proceeds. None.

Item 3.    Defaults upon Senior Securities. None.

Item 4.    Submission of Matters to a Vote of Security Holders. None.

Item 5.    Other Information. None.

Item 6.    Exhibits.

a) List of Exhibits.

10.1	Indenture, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables Trust 2005-A and The Bank of New York, as indenture trustee.

10.2	Purchase Agreement, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as buyer and Alliance Laundry Systems LLC as seller.

10.3	Pooling and Service Agreement, dated June 28, 2005, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2005 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2005-A as issuer.

10.4	Trust Agreement, dated June 14, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as transferor and Wilmington Trust Company as owner trustee.

10.5	Administration Agreement, dated June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A, Alliance Laundry Systems LLC and The Bank of New York.

10.6	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2005 LLC, dated as of June 1, 2005.

10.7	Insurance and Indemnity Agreement, dated as of June 28, 2005, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Equipment Receivables 2005 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.

10.8	Note Purchase Agreement, dated as of June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2005 LLC as the transferor, the Note Purchasers party hereto, IXIS Financial Products Inc. as administrative agent and as an agent, Lehman Brothers Holdings Inc. as an agent and The Other Agents Hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-05
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-05
Bruce P. Rounds

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-05
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-05
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-05
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-05
Bruce P. Rounds