Form 10-Q
period 2005-09-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2005-11-10
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 9, 2005: 1,000 shares.

Alliance Laundry Holdings LLC

Form 10-Q

For The Periods Ended September 30, 2005

		Page No.

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Successor) and December 31, 2004 (Predecessor)	3

	Condensed Consolidated Statements of Income (Loss) for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through September 30, 2005 (Successor); the three months ended September 30, 2005 (Successor) and the three and nine months ended September 30, 2004 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the period January 1, 2005 through January 27, 2005 (Predecessor); the period January 28, 2005 through September 30, 2005 (Successor); and the nine months ended September 30, 2004 (Predecessor)	5

	Condensed Consolidated Statement of Member’s Equity (Deficit) and Comprehensive Income (Loss) for the period January 1, 2005 through January 27, 2005 (Predecessor); and the period January 28, 2005 through September 30, 2005 (Successor)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II	Other Information

Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2005	December 31, 2004
	Successor	Predecessor
Assets
Current assets:
Cash	$3,579	$11,471
Accounts receivable, net	8,546	5,611
Inventories, net	28,614	26,761
Beneficial interests in securitized accounts receivable	21,107	19,479
Deferred income tax assets	2,730	—
Prepaid expenses and other	3,433	1,088

Total current assets	68,009	64,410
Notes receivable, net	4,867	6,742
Property, plant and equipment, net	69,552	30,481
Goodwill	139,903	55,414
Beneficial interests in securitized financial assets	16,717	19,379
Deferred income tax assets	5,964	—
Debt issuance costs, net	11,740	5,751
Other intangibles, net	148,087	1,839

Total assets	$464,839	$184,016

Liabilities and Member’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$12,036
Revolving credit facility	—	—
Accounts payable	7,575	11,618
Other current liabilities	21,667	24,718

Total current liabilities	29,242	48,372
Long-term debt:
Senior credit facility	187,000	118,218
Senior subordinated notes	149,313	110,000
Junior subordinated note	—	28,776
Other long-term debt	—	529
Other long-term liabilities	6,310	7,218
Mandatorily redeemable preferred interests	—	6,000

Total liabilities	371,865	319,113
Commitments and contingencies (see Note 9)
Member’s equity (deficit)	92,974	(135,097)

Total liabilities and member’s equity (deficit)	$464,839	$184,016

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net revenues:
Commercial and consumer laundry	$68,438	$55,805	$185,767	$17,470	$176,023
Service parts	9,914	9,341	27,493	3,213	28,773

	78,352	65,146	213,260	20,683	204,796
Cost of sales	55,956	47,001	164,374	15,585	144,761

Gross profit	22,396	18,145	48,886	5,098	60,035

Selling, general and administrative expense	9,815	8,217	26,673	3,829	25,995
Securitization and other costs	40	—	8,055	—	—
Transaction costs associated with sale of business	—	—	—	18,790	—

Total operating expenses	9,855	8,217	34,728	22,619	25,995

Operating income (loss)	12,541	9,928	14,158	(17,521)	34,040
Interest expense	6,138	6,849	17,439	995	19,219
Loss from early extinguishment of debt	—	—	—	9,867	—
Costs related to abandoned public offerings	—	30	—	—	1,298

Income (loss) before taxes	6,403	3,049	(3,281)	(28,383)	13,523
Income tax (benefit) provision	3,026	10	(995)	9	64

Net income (loss)	$3,377	$3,039	$(2,286)	$(28,392)	$13,459

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net income (loss)	$(2,286)	$(28,392)	$13,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,743	526	7,585
Non-cash interest	(680)	351	3,456
Non-cash incentive unit compensation	—	1,089	540
Non-cash debt financing write-off	—	5,751	—
Non-cash inventory expense	6,246	—	—
Deferred income tax assets	(1,042)	—	—
Loss on sale of property, plant and equipment	48	—	—
Changes in assets and liabilities:
Accounts receivable	(2,379)	(556)	203
Inventories	(20)	(1,833)	(2,748)
Other assets	1,918	101	1,722
Accounts payable	(23,119)	19,076	541
Other liabilities	644	(2,732)	1,308

Net cash (used in) provided by operating activities	(5,927)	(6,619)	26,066

Cash flows from investing activities:
Additions to property, plant and equipment	(3,168)	(188)	(2,982)
Proceeds on disposal of property, plant and equipment	2	—	67

Net cash used in investing activities	(3,166)	(188)	(2,915)

Cash flows from financing activities:
Principal payments on long-term debt	(13,000)	1	(21,183)
Proceeds from senior term loan	200,000	—	—
Proceeds from senior subordinated notes	149,250	—	—
Repayment of long-term debt	(275,920)	—	—
Contribution from member	117,000	—	—
Distribution to old unitholders	(154,658)	—	—
Debt financing costs	(13,230)	—	—
Cash paid for capitalized offering related costs	(1,364)	—	(1,071)
Net proceeds - management note	—	(71)	—

Net cash provided by (used in) financing activities	8,078	(70)	(22,254)

(Decrease) increase in cash	(1,015)	(6,877)	897
Cash at beginning of period	4,594	11,471	7,937

Cash at end of period	$3,579	$4,594	$8,834

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Member’s Equity (Deficit)	Management Loans	Minimum Pension Liability	Unrealized Holding Gain on Residual Interests, Net	Total Member’s Equity (Deficit)
Predecessor balances at December 31, 2004	$(131,227)	$(1,380)	$(3,619)	$1,129	$(135,097)
Net (loss) from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	(28,392)
Unrealized holding gain, net	—	—	—	203	203

Total comprehensive (loss)					$(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	96,576
Net (loss) from January 28, 2005 through September 30, 2005	(2,286)	—	—	—	(2,286)
Unrealized holding (loss), net	—	—	—	(1,316)	(1,316)

Total comprehensive (loss)					$(3,602)

Successor balances at September 30, 2005	$92,958	$—	$—	$16	$92,974

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

As a result of the January 27, 2005 transactions described further in Note 2, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Standard (SFAS) No. 141, “Business Combinations.” The basis of the assets and liabilities has been reflected at fair market values in the Successor financial statements.

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended September 30, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. We believe the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended September 30, 2005 should be read in conjunction with the audited financial statements presented in our Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes our audited financial statements as of and for the year ended December 31, 2004.

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

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions,” which we refer to, together with the Acquisition, as the “Transactions”):

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

New Senior Credit Facility

Concurrent with the closing of the Acquisition we entered into a New Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “New Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “New Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility. After considering the scheduled payments and $12.0 million of voluntary prepayments made through September 30, 2005, the New Term Loan Facility requires quarterly principal payments of approximately $0.5 million beginning on December 31, 2006 through December 31, 2011. The final principal payment of $177.0 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the New Senior Credit Facility.

The New Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the New Senior Credit Facility. A portion of the New Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit.

Borrowings under the New Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The applicable margin for the New Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the New Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of September 30, 2005 was 5.97%.

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

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $12.0 million of voluntary prepayments made prior to September 30, 2005, are as follows (in thousands):

2005	$—
2006	475
2007	1,898
2008	1,898
2009	1,898
Thereafter	330,831

$337,000

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

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is scheduled to be reduced from 6.50 at September 30, 2005 to 6.25 at June 30, 2006. At September 30, 2005, based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 6.50, we could have borrowed an additional $19.8 million of the available and unutilized New Revolving Credit Facility to finance our operations. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

NOTE 3. NEW ASSET BACKED FACILITY

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $219.1 million.

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

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

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

On November 28, 2000, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”), and a trust, Alliance Laundry Equipment Receivables Trust 2000-A (“ALERT”), completed the securitization of $137.8 million of notes receivable related to equipment loans (the “ALERT 2000A Facility”). On July 15, 2005, pursuant to a clean up call option, Alliance Laundry re-purchased the remaining equipment loans and related collateral from ALERT; and ALER and ALERT ceased operation and the ALERT 2000A Facility was terminated. Substantially all of the equipment loans repurchased by Alliance Laundry were resold to the new Asset Backed Facility.

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

Income Taxes

Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, income tax operating loss and capital loss carry forwards and income tax credits, would be realized. We have not recorded a valuation allowance to reduce our deferred income tax assets based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we may have to record a valuation allowance; recording such an adjustment could have a material effect on our consolidated statement of income.

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

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $4.1 million at September 30, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under

SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt FIN 47 by the end of fiscal 2006. The adoption of FIN 47 is not expected to have an impact on the Company’s results of operations and financial condition.

NOTE 6. INFREQUENTLY OCCURRING ITEMS

In connection with the Acquisition, the Company incurred $18.8 million of seller related expenses. These expenses were comprised of underwriting, legal and professional fees of $5.9 million, change of control bonuses paid to the executive management of $6.2 million and fees paid to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. totaling $6.7 million. These amounts were expensed in the period ended January 27, 2005, and are reflected as a deduction in determining operating income (loss).

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

In connection with the Asset Backed Facility, the Company incurred $8.1 million in expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million.

In April of 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC, and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. In connection with the proposed IDS offering, as of September 30, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income, and had capitalized $3.1 million of debt and offering related costs in other assets within the consolidated balance sheet. By December of 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income and had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004 we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

The Acquisition price including transaction costs was approximately $466.3 million. The sources and uses of funds in connection with the Acquisition are summarized below (in thousands):

Sources:
Proceeds from Senior Term Loan	$200,000
Proceeds from 8 1/2% Senior Subordinated Notes due 2013	149,250
Proceeds from equity investors	108,396
Exchange of equity	8,604

Total sources	$466,250

Uses:
Stated purchase price	$450,000
Working capital adjustment	791
Fees and expenses	15,459

Total uses	$466,250

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Successor	Predecessor	Predecessor
Amortization expense	$1,131	$45	$3,016	$14	$153

The following is a summary of identifiable intangible assets as of September 30, 2005 (in thousands):

	September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks, tradenames	$114,103	$—	$114,103
Customer agreements and distributor network	28,247	2,422	25,825
Engineering and manufacturing designs and processes	7,861	430	7,431
Patents	226	1	225
Computer software and other	666	163	503

	$151,103	$3,016	$148,087

The following is a summary of identifiable intangible assets as of December 31, 2004 (in thousands):

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Intangible pension asset	$412	$—	$412
Non-qualified deferred comp asset	1,255	—	1,255
Patents	178	18	160
Computer software and other	2,531	2,519	12

	$4,376	$2,537	$1,839

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $4.2 million, $4.5 million, $4.5 million, $4.5 million and $4.2 million for each of the years in the five-year period ending December 31, 2009, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

In connection with the Transactions, the Company recorded approximately $150.6 million of Successor goodwill. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” the goodwill attributable to the Predecessor basis of $10.7 million has been recorded as a reduction of equity. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Successor goodwill will not be amortized but will be subject to an annual impairment test.

NOTE 8. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	Successor	Predecessor
Materials and purchased parts	$9,772	$9,899
Work in process	3,618	3,713
Finished goods	16,814	14,468
Inventory reserves	(1,590)	(1,319)

	$28,614	$26,761

The Company recorded inventories at fair market value as a result of the Acquisition. This resulted in a net write-up of $6.2 million. Of this amount $5.6 million was expensed to cost of sales in the period January 28, 2005 through March 31, 2005 and the remaining $0.6 million was expensed in the second quarter as this inventory was sold.

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

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. for patent infringement, arising from a coin selector, the “W2000,” which was a component supplied by our vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), and which was used in certain of our products. Imonex accused us, and other Münzprüfer customers, of patent infringement resulting from the sales of the W2000 within the Münzprüfer customers’ products. Münzprüfer indemnified us and agreed to pay, and has paid for, our representation in this matter. An initial trial yielded a finding of infringement and a permanent injunction against us, while a second trial on damages yielded a final judgment of $614,662 against us, plus an additional $157,066 of prejudgment interest. In addition, the final judgment awarded court costs, including attorneys’ fees of $446,990, to Imonex. Imonex appealed the final judgment to the United States Court of Appeals for the Federal Circuit (CAFC). The CAFC sustained the final judgment, and denied Imonex’ Motion for Rehearing. The final judgment, attorney fees, prejudgment interest and postjudgment interest, totaling $1,289,469 were satisfied in September 2005.

Pursuant to an agreement with Münzprüfer relating to its indemnification obligations to us in connection with this matter, $796,564 of the final award was paid by Münzprüfer on behalf of the Company, with the remaining award of $492,905 paid directly by the Company. Münzprüfer has further agreed that $464,000 of the amount paid by the Company will be repaid by Münzprüfer to the Company over a five (5) year period.

In accordance with GAAP, as a judgment had been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our estimated liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. During the second quarter of 2005, the estimated amount payable to Imonex and the corresponding receivable from Münzprüfer were updated. Additionally, in the second quarter of 2005, we applied a $71,385 discount to the re-payments to be made over the five year period, with a corresponding charge to interest expense in the second quarter. During the third quarter, the receivable balance from Münzprüfer was reduced to $464,000 and the payable balance to Imonex was adjusted accordingly.

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

NOTE 10. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary, entered into a $330.0 million Asset Backed Facility on June 28, 2005 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2005 was $28.5 million.

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

The changes in the carrying amount of our total product warranty liability for the periods presented were as follows (in thousands):

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Predecessor
Balance at beginning of period	$4,309	$4,309	$4,759
Accruals for current and pre-existing warranties issued during the period	1,623	140	1,434
Settlements made during the period	(1,723)	(140)	(1,884)

Balance at end of period	$4,209	$4,309	$4,309

NOTE 11. INCOME TAXES

As of January 27, 2005 Alliance Holdings is a single member LLC owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. As of January 28, 2005, we use the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted.

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

The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate of 32% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences [goodwill amortization, state income tax net of the federal benefit and others] and tax credits.

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

NOTE 12. COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the three months ended September 30, 2005 and 2004 consist of the following (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	Successor	Predecessor
Comprehensive income (loss):
Net income	$3,377	$3,039
Net unrealized holding (loss) gain on residual interests	(1,541)	693

Comprehensive income	$1,836	$3,732

Comprehensive income/(loss) for the periods presented consist of the following (in thousands):

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Predecessor
Comprehensive (loss) income:
Net (loss) income	$(2,286)	$(28,392)	$13,459
Net unrealized holding (loss) gain on residual interests	(1,316)	203	(451)

Comprehensive (loss) income	$(3,602)	$(28,189)	$13,008

NOTE 13. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees. The components of periodic benefit costs for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	Successor	Predecessor	Successor	Predecessor
Service cost	$439	$406	$16	$23
Interest cost	686	671	25	27
Expected return on assets	(909)	(827)	—	—
Amortization of net obligation	—	—	—	11
Amortization of prior service cost	—	18	(15)	—
Amortization of loss	—	18	—	14

Net periodic benefit cost	$216	$286	$26	$75

The components of periodic benefit costs for these plans for the periods presented are as follows (in thousands):

	Pension Benefits			Other Benefits
	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$1,170	$151	$1,218	$70	$11	$69
Interest cost	1,831	229	2,013	79	10	81
Expected return on assets	(2,424)	(311)	(2,480)	—	—	—
Amortization of net obligation	—	—	—	—	—	34
Amortization of prior service cost	—	6	53	(15)	4	—
Amortization of loss	—	4	54	—	7	43

Net periodic benefit cost	$577	$79	$858	$134	$32	$227

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

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Acquisition date. We recognized incentive unit compensation income of $0.2 million and expense of $0.5 million for the quarter and nine month periods ended September 30, 2004, respectively.

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

NOTE 16. SUBSEQUENT EVENTS

Costs Associated With Exit or Disposal Activities

On October 12, 2005, we committed to a plan to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We expect to complete the facility closure and consolidation by the end of the third quarter of 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations.

We estimate total cash costs and expenses associated with the closure of the Facility to be approximately $7.0 million, comprised of (1) approximately $3.0 million of one-time termination benefits and relocation costs; (2) approximately $0.9 million of other labor related costs including training and temporary living expenses; (3) approximately $1.9 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $1.2 million of other related expenses.

In addition, in accordance with applicable accounting rules, we have re-evaluated the remaining useful lives of our Marianna Facility’s buildings and land improvements. As a result, we expect to incur additional depreciation expense of approximately $3.4 million over the next 12 months.

As of September 30, 2005, there were no costs recorded for the Facility closure. In the fourth quarter of 2005, we anticipate recording a charge in connection with the Facility closure of $1.9 million. This anticipated charge includes a cash charge of $0.5 million for the portion of employee termination costs allocable to the fourth quarter, with less than $0.5 million of other cash charges in the fourth quarter of 2005. Additionally, we anticipate a non-cash charge of $0.9 million related to the additional depreciation expense for the Marianna Facility in the fourth quarter of 2005.

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

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2004, our full year net revenues from the sale of commercial laundry equipment were approximately $239.2 million, which comprised over 85% of our total net revenues. The other main component of our revenues is the sale of high margin service parts. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In 2004, our full year net revenues from the sale of service parts were approximately $38.2 million, almost 14% of our total net revenues.

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

Recent Developments

On September 28, 2005, Alliance Laundry Systems LLC (“Alliance Laundry”) and the United Steelworkers of America entered into an amendment (the “Amendment”) to their existing labor contract, dated March 1, 2004 (the “Labor Contract”). The Amendment created a third tier of wages which permits Alliance Laundry to pay employees hired after January 1, 2006 at a wage approximately 31% below the current assembly wage for employees hired under Tier 1 of the Labor Contract, approximately 4% below the current assembly wage for employees hired under Tier 2 of the Labor Contract and approximately 15% below the fabrication wage for employees hired under both Tier 1 and Tier 2 of the Labor Contract. The Amendment also provides that employees hired after January 1, 2006 will not qualify for pension benefits under the Labor Contract and will be required to contribute 20% of the cost of their medical coverage. The Amendment also contains amendments to provisions that are customary for an agreement of this type, including, among others, those related to overtime and severance pay; pension and savings plans; and life, disability, medical and dental plan coverage.

On October 12, 2005, we committed to a plan to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We expect to complete the facility closure and consolidation by the end of the third quarter of 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations.

We estimate total cash costs and expenses associated with the closure of the Facility to be approximately $7.0 million, comprised of (1) approximately $3.0 million of one-time termination benefits and relocation costs; (2) approximately $0.9 million of other labor related costs including training and temporary living expenses; (3) approximately $1.9 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $1.2 million of other related expenses.

In addition, in accordance with applicable accounting rules, we have re-evaluated the remaining useful lives of our Marianna Facility’s buildings and land improvements. As a result, we expect to incur additional depreciation expense of approximately $3.4 million over the next 12 months.

As of September 30, 2005, there were no costs recorded for the Facility closure. In the fourth quarter of 2005, we anticipate recording a charge in connection with the Facility closure of $1.9 million. This anticipated charge includes a cash charge of $0.5 million for the portion of employee termination costs allocable to the fourth quarter, with less than $0.5 million of other cash charges in the fourth quarter of 2005. Additionally, we anticipate a non-cash charge of $0.9 million related to the additional depreciation expense for the Marianna Facility in the fourth quarter of 2005.

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

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions,” which we refer to, together with the Acquisition, as the “Transactions”):

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

The successor period January 28, 2005 through September 30, 2005 loss before income taxes of $3.3 million includes one-time charges of $8.1 million for the ALERT 2005 securitization and $6.2 million of charges related to the write up of inventory related to the Acquisition. We recorded positive pre-tax income for 2002, 2003 and 2004. We will need to generate $3.3 million of pre-tax income to be able to use the net operating loss carry forward from the successor period through September 30, 2005. Management believes it is more likely than not that we will be able to utilize the net operating loss carry forward before it expires in 2025. Most of the net operating loss carryforward is expected to be utilized in the fourth quarter of 2005 as the one-time charges above will not recur and the underlying business remains profitable.

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

Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to member’s equity (deficit) when the fair market value of year-end pension assets are less than the accumulated benefit obligation. Accordingly, any adjustment to member’s equity (deficit), if needed, will be recognized in the fourth quarter of 2005.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

As a result of the Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the nine months ended September 30, 2005. However, in order to facilitate an understanding of our results of operations for the nine months ended September 30, 2005 in comparison with the nine months ended September 30, 2004, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	September 30, 2005	September 30, 2004
	(Dollars in millions)
Net revenues:
Commercial laundry	$68.5	$55.8
Service parts	9.9	9.3

	$78.4	$65.1

The following table sets forth certain condensed historical financial data for us expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	September 30, 2005	September 30, 2004
Net revenues	100.0%	100.0%
Cost of sales	71.4%	72.1%
Gross profit	28.6%	27.9%
Selling, general and administrative expense	12.5%	12.7%
Securitization and other costs	0.1%	—
Operating income	16.0%	15.2%
Net income	4.3%	4.7%

Net revenues. Net revenues for the quarter ended September 30, 2005 increased $13.2 million, or 20.3%, to $78.4 million from $65.1 million for the quarter ended September 30, 2004. This increase was attributable to higher product revenues of $12.6 million, and service parts revenue increases of $0.6 million. The increase in product revenue was due to higher North American commercial equipment revenue of $7.6 million, higher international revenue of $2.8 million and higher earnings from our off-balance sheet equipment financing program of $2.6 million, with lower U.S. consumer laundry revenue of $0.4 million. Revenue for North America was higher for coin-operated laundry customers and on-premise laundries. Revenue for international customers was higher primarily in Asia, Latin America and Europe. Our off-balance sheet equipment financing program earnings were higher due to an increase in notes sold and due to adjusting beneficial interests to their respective fair market values. The revenue increases stated above include net price increases of approximately $4.0 million.

Gross profit. Gross profit for the quarter ended September 30, 2005 increased $4.3 million, or 23.4%, to $22.4 million from $18.1 million for the quarter ended September 30, 2004. This increase was primarily attributable to price increases, profit margins related to increased sales and the higher earnings from our off-balance sheet equipment financing program. These gross profit increases were partially offset by material cost increases of approximately $3.2 million, mostly related to steel cost increases, and higher depreciation expense of $0.5 million driven by the Acquisition asset write-up to fair market values. As a result of these factors, gross profit as a percentage of net revenues increased to 28.6% for the quarter ended September 30, 2005 from 27.9% for the quarter ended September 30, 2004.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended September 30, 2005 increased $1.6 million, or 19.4%, to $9.8 million from $8.2 million for the quarter ended September 30, 2004. The increase in selling, general and administrative expense was primarily due to increased amortization expenses of $1.0 million driven by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network. Expenses also increased by $0.3 million as a result of a retention program for key executives and increased by $0.3 million for management bonuses. Selling, general and administrative expense as a percentage of net revenues decreased to 12.5% for the quarter ended September 30, 2005 as compared to 12.7% for the quarter ended September 30, 2004 as these costs did not increase as significantly as net revenues.

Operating income (loss). As a result of the foregoing, operating income (loss) as a percentage of net revenues increased to 16.0% for the quarter ended September 30, 2005 as compared to 15.2% for the quarter ended September 30, 2004.

Interest expense. Interest expense for the quarter ended September 30, 2005 decreased $0.7 million, or 10.4%, to $6.1 million from $6.8 million for the quarter ended September 30, 2004. Interest expense in 2005 includes a favorable non-cash adjustment of $0.8 million to reflect changes in the fair value of an interest rate swap agreement entered into after the Acquisition. There was essentially no change in the fair value of a previous interest rate swap agreement for the quarter ended September 30, 2004.

Income tax provision. The provision for income taxes for the quarter ended September 30, 2005 was $3.0 million, with no similar provision for the quarter ended September 30, 2004. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Net income (loss). As a result of the foregoing, our net income for the quarter ended September 30, 2005 increased $0.4 million, or 11.1%, to $3.4 million from $3.0 million for the quarter ended September 30, 2004. Net income (loss) as a percentage of net revenues for the quarter ended September 30, 2005 decreased to 4.3% for the quarter ended September 30, 2005 as compared to 4.7% for the quarter ended September 30, 2004.

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net revenues:
Commercial and consumer laundry	$185,767	$17,470	$203,237	$176,023
Service parts	27,493	3,213	30,706	28,773

	213,260	20,683	233,943	204,796
Cost of sales	164,374	15,585	179,959	144,761

Gross profit	48,886	5,098	53,984	60,035
Selling, general and administrative expense	26,673	3,829	30,502	25,995
Securitization and other costs	8,055	—	8,055	—
Transaction costs associated with sale of business	—	18,790	18,790	—

Total operating expense	34,728	22,619	57,347	25,995

Operating income (loss)	14,158	(17,521)	(3,363)	34,040
Interest expense	17,439	995	18,434	19,219
Loss from early extinguishment of debt	—	9,867	9,867	—
Costs related to abandoned public offerings	—	—	—	1,298

(Loss) income before taxes	(3,281)	(28,383)	(31,664)	13,523
Provision for income taxes	(995)	9	(986)	64

Net (loss) income	$(2,286)	$(28,392)	$(30,678)	$13,459

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net cash (used in) provided by operations	$17,029	$(20,675)	$(3,646)	$25,040
Net cash (used for) provided by working capital	(22,956)	14,056	(8,900)	1,026

Net cash (used in) provided by operating activities	$(5,927)	$(6,619)	$(12,546)	$26,066

Cash flows from investing activities:
Additions to property, plant and equipment	$(3,168)	$(188)	$(3,356)	$(2,982)
Proceeds on disposal of property, plant and equipment	2	—	2	67

Net cash used in investing activities	$(3,166)	$(188)	$(3,354)	$(2,915)

Cash flows from financing activities:
Principal payments on long-term debt	$(13,000)	$1	$(12,999)	$(21,183)
Proceeds from senior term loan	200,000	—	200,000	—
Proceeds from senior subordinated notes	149,250	—	149,250	—
Repayment of long-term debt	(275,920)	—	(275,920)	—
Contribution from member	117,000	—	117,000	—
Distribution to old unitholders	(154,658)	—	(154,658)	—
Debt financing costs	(13,230)	—	(13,230)	—
Cash paid for capitalized offering related costs	(1,364)	—	(1,364)	(1,071)
Net proceeds - management note	—	(71)	(71)	—

Net cash provided by (used in) financing activities	$8,078	$(70)	$8,008	$(22,254)

Net revenues. Net revenues for the nine months ended September 30, 2005 increased $29.1 million, or 14.2%, to $233.9 million from $204.8 million for the nine months ended September 30, 2004. This increase was attributable to higher product revenue of $27.2 million and higher service parts revenue of $1.9 million. The increase in product revenue was due to higher international revenue of $8.4 million, higher North American commercial equipment revenue of $12.8 million, higher U.S. consumer laundry revenue of $3.1 million and higher earnings from our off-balance sheet equipment financing program of $2.9 million. Revenue for North America was higher for coin-operated laundry customers and on-premise laundries. Revenue for international customers was higher in Asia, Europe, Latin America and middle eastern countries. Alliance re-entered the U.S. consumer laundry marketplace in the third quarter of 2004, and as such, there was no comparable revenue recognized in the first six months of 2004. The revenue increases stated above include net price increases of approximately $11.8 million, which were effective during the quarter ended March 31, 2005.

Gross profit. Gross profit for the nine months ended September 30, 2005 decreased $6.0 million, or 10.1%, to $54.0 million from $60.0 million for the nine months ended September 30, 2004. This decrease was primarily attributable to the amortization of $6.2 million related to an inventory step-up to fair market value recorded on the Acquisition date, higher depreciation expense of $4.2 million driven by the Acquisition asset write-up to fair market values and material cost increases of approximately $11.7 million, mostly related to steel cost increases. These cost increases as compared to the prior year were mostly offset by price increases, margins associated with higher sales volumes and the higher earnings from our off-balance sheet equipment financing program. As a result of these factors, gross profit as a percentage of net revenues decreased to 23.1% for the nine months ended September 30, 2005 from 29.3% for the nine months ended September 30, 2004.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2005 increased $4.5 million, or 17.3%, to $30.5 million from $26.0 million for the nine months ended September 30, 2004. The increase in selling, general and administrative expense was primarily due to $2.8 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network and charges related to $0.5 million of non-cash incentive compensation resulting from the acceleration of vesting for incentive units on the date of the Acquisition. Sales expenses also increased by $0.8 million as compared to the prior period due to incremental costs associated with U.S. consumer laundry and higher trade show and advertising costs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.0% for the nine months ended September 30, 2005 as compared to 12.7% for the nine months ended September 30, 2004.

Securitization and other costs. Securitization and other costs for the nine months ended September 30, 2005 were $8.1 million, with no similar costs in 2004. These costs are comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Securitization and other costs as a percentage of net revenues was 3.5% for the nine months ended September 30, 2005. Substantially all of these costs were incurred during the quarter ended June 30, 2005.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the nine months ended September 30, 2005 were $18.8 million, with no similar costs in 2004. These costs are comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 8.0% for the nine months ended September 30, 2005. All transaction costs associated with the sale of the business were incurred during the quarter ended March 31, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the nine months ended September 30, 2005 decreased $37.4 million, to a loss of $3.4 million as compared to operating income of $34.0 million for the nine months ended September 30, 2004. Operating income as a percentage of net revenues decreased to negative 1.4% for the nine months ended September 30, 2005 as compared to a positive 16.6% for the nine months ended September 30, 2004.

Interest expense. Interest expense for the nine months ended September 30, 2005 decreased $0.8 million, or 4.1%, to $18.4 million from $19.2 million for the nine months ended September 30, 2004. This decrease was primarily attributable to the recognition of $0.7 million of interest income in 2005 related to investor promissory notes for the period from May 5, 1998 through January 27, 2005 in accordance with applicable accounting requirements and lower average interest rates associated with the current capital structure as compared to the average interest rates for the Predecessor Company.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2005 was $9.9 million, with no similar costs in 2004. These costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Offering related expense as a percentage of net revenues was 4.2% for the nine months ended September 30, 2005.

Costs Related to Abandoned Public Offerings. Costs related to abandoned public offerings for the nine months ended September 30, 2004 were $1.3 million with no similar costs in 2005. During 2004, we pursued an initial public offering of Income Deposit Securities for which we incurred offering related expenses and for which we capitalized debt and offering related costs totaling $3.1 million as of September 30, 2004. In the fourth quarter of 2004, this public offering was abandoned and all related capitalized costs were expensed at that time.

Income tax provision. The provision for income taxes for the nine months ended September 30, 2005 was a benefit of $1.0 million, with no similar provision for the quarter ended September 30, 2004. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Net income (loss). As a result of the foregoing, our net loss for the nine months ended September 30, 2005 was $30.7 million as compared to net income of $13.5 million for the nine months ended September 30, 2004. Net (loss) income as a percentage of net revenues for the nine months ended September 30, 2005 was a negative 13.1% as compared to a positive 6.6% for the nine months ended September 30, 2004.

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

The New Senior Credit Facility requires that we meet certain financial tests including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. For the quarter ended September 30, 2005, the New Senior Credit Facility allows a maximum ratio of consolidated debt to Adjusted EBITDA (as defined by the New Senior Credit Facility) of 6.50. We are in compliance with this and all other debt related covenants as of September 30, 2005. The New Senior Credit Facility contains customary covenants and restrictions including, among others, limitations or prohibitions on capital expenditures and acquisitions, declaring and paying dividends and other distributions, redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, guarantees, recapitalizations, mergers, asset sales and transactions with affiliates.

Additional borrowings and the issuance of additional letters of credit under the New Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

Securitization Programs. On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $219.1 million.

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

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

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

EBITDA and Adjusted EBITDA

We have presented EBITDA below and Adjusted EBITDA below because certain covenants in the indenture governing our 2005 Senior Subordinated Notes are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges. EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA and Adjusted EBITDA are defined in the indenture governing our 2005 Senior Subordinated Notes in a manner which is identical to the definition of EBITDA and Adjusted EBITDA in our New Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The indenture governing our 2005 Senior Subordinated Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA for the combined periods presented (in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004
	Successor	Predecessor
Net income (loss)	$3,377	$3,039
Provision for income taxes	3,026	10

Net income (loss) before income taxes	6,403	3,049
Adjustments:
Interest expense	6,138	6,849
Depreciation and amortization (a)	4,401	2,467
Non-cash interest (income) included in amortization above	(602)	(468)

EBITDA	$16,340	$11,897

Adjustments:
Finance program adjustments (b)	$(2,615)	$1,091
Other non-recurring charges (c)	330	30
Other non-cash charges (d)	—	(130)
Management fees paid to affiliates of Bain	—	262

Adjusted EBITDA	$14,055	$13,150

	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	Successor	Predecessor	Combined	Predecessor
Net income (loss)	$(2,286)	$(28,392)	$(30,678)	$13,459
Provision for income taxes	(995)	9	(986)	64

Net income (loss) before income taxes	(3,281)	(28,383)	(31,664)	13,523
Adjustments:
Interest expense	17,439	995	18,434	19,219
Depreciation and amortization (a)	14,805	526	15,331	7,585
Non-cash interest (income) included in amortization above	(1,552)	—	(1,552)	(1,428)

EBITDA	$27,411	$(26,862)	$549	$38,899

Adjustments:
Finance program adjustments (b)	$(2,195)	$31	$(2,164)	$2,832
Other non-recurring charges (c)	8,828	28,657	37,485	1,298
Other non-cash charges (d)	6,246	1,089	7,335	540
Management fees paid to affiliates of Bain	—	83	83	773

Adjusted EBITDA	$40,290	$2,998	$43,288	$44,342

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.

(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(c)	Other non-recurring charges include executive retention costs included in administrative expenses and infrequently occurring items as follows:

•	Other non-recurring charges in 2004 relate to expenses associated with a proposed initial public offering of Income Deposit Securities (“IDS”). In connection with the proposed IDS offering, as of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004, we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004. As of September 30, 2004 we had incurred $1.3 million of expenses associated with this proposed transaction.

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the business sale and a loss on the early extinguishment of debt of $9.9 million. The seller transaction costs are primarily comprised of transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, Bain and BRS advisory fees of $6.8 million and a management sale bonus of $6.2 million. The loss on early extinguishment of debt includes the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes.

•	Other non-recurring charges for the period from January 28, 2005 through September 30, 2005 relate to $8.1 million of costs associated with establishing a new asset backed facility for the sale of equipment notes and trade receivables and a periodic accrual of $0.8 million under a one time retention bonus agreement, entered into with certain management employees concurrent with the Acquisition. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable under these agreements is approximately $2.3 million.

(d)	Other non-cash charges are described as follows:

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 relate to non-cash incentive compensation expense resulting from the acceleration of vesting for the incentive units at the date of the Acquisition.

•	Non-cash charges for the period from July 1, 2004 through September 30, 2004 relate to non-cash incentive compensation expense adjustments related to management incentive units.

•	Non-cash charges for the period from January 28, 2005 through September 30, 2005 relate to $6.2 million associated with the inventory step-up to fair market value recorded at the Acquisition date.

Financing Activities

After the Acquisition, our principal sources of liquidity are cash flows generated from operations and borrowings under our $50.0 million New Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2005 will not exceed $5.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the New Revolving Credit Facility. The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to the scheduled payments and $12.0 million of voluntary prepayments made through September 30, 2005, are as follows:

Year	Amount Due
(Dollars in millions)
2005	$—
2006	0.5
2007	1.9
2008	1.9
2009	1.9
Thereafter	330.8

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

The New Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the New Senior Credit Facility (approximately $187.0 million) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the 2005 Senior Subordinated Notes.

At September 30, 2005, there were no borrowings under our Revolving Credit Facility. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.2 million at September 30, 2005. At September 30, 2005, we had $19.8 million of our existing $50.0 million Revolving Credit Facility available, subject to certain limitations under the New Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $19.8 million at September 30, 2005 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the New Senior Credit Facility is 6.50 at September 30, 2005. We are in compliance with this and all other debt related covenants as of September 30, 2005. We believe that future cash flows from operations, together with available borrowings under the New Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The New Term Loan Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2005	$—
2006	0.5
2007	1.9
2008	1.9
2009	1.9
Thereafter	180.8

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation (“Ambac”) in the form of a financial guaranty insurance policy (the “Policy”). All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Interest payments on the Notes are paid monthly, which began in August 2005, at an interest rate equal to 1-month LIBOR plus the applicable margin, which will be 0.5% for the four-year period after the closing date of June 28, 2005 and 0.85% thereafter (including the last day of such four-year period). If an event of default occurs the otherwise applicable interest rate will be increased by an amount equal to two percent (2%) per annum. Prior to a rapid amortization event or event of default, the lenders under the Asset Backed Facility will also earn an unused facility fee of 0.175% of the unfunded portion of each lender’s commitment amount.

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

Cash Flows

Cash used in operating activities for the combined nine months ended September 30, 2005 of $12.5 million was driven by cash used in operations of $3.6 million (net income adjusted for depreciation, amortization and other non-cash adjustments) and higher working capital requirements of $8.9 million. The higher cash used in operations includes $18.8 million of transaction costs associated with the sale of the business, $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes and $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Working capital requirements increased for accounts receivable, inventory and accounts payable, with a decrease in working capital for other assets. The working capital investment in receivables at September 30, 2005 of $8.5 million increased $2.9 million as compared to the balance of $5.6 million at December 31, 2004 due solely to the timing of sales of accounts receivable to the new qualified special-purpose bankruptcy remote entity. The working capital investment in inventories of $28.6 million increased $1.8 million as compared to the balance of $26.8 million at December 31, 2004 in preparation to meet fourth quarter sales needs.

Net cash used in operating activities for the combined nine months ended September 30, 2005 of $12.5 million increased by $38.6 million as compared to the nine months ended September 30, 2004. This increase was primarily due to lower cash provided by operations of $28.7 million and higher net cash used in changes in assets and liabilities of $9.9 million for the combined nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The lower cash provided by operations of $38.6 million includes $18.8 million of transaction costs associated with the sale of the business, $4.1 million of call and call premium costs associated with redeeming the 1998 Senior Subordinated Notes and $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. The higher net cash used in changes in assets and liabilities for the nine months ended September 30, 2005 of $9.9 million was largely due to a $2.9 million increase in accounts receivable for the combined nine months ended September 30, 2005 as compared to a decrease of $0.2 million for the same period in 2004, and a decrease in accounts payable of $4.0 million for the combined nine months ended September 30, 2005 as compared to an increase of $0.5 million for the same period in 2004. The change in the working capital investment in accounts receivable was due to the timing of sales of accounts receivable to the respective qualified special-purpose bankruptcy remote entities.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2005 and September 30, 2004 were $3.4 million and $3.0 million, respectively. Capital spending in both 2005 and 2004 was principally oriented toward product enhancements, manufacturing process improvements and the replacement of old or obsolete machinery.

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

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $3.9 million at September 30, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our financial statements.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt FIN 47 by the end of fiscal 2006. The adoption of FIN 47 is not expected to have an impact on the Company’s results of operations and financial condition.

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

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, there was no net cash interest paid or received during the nine months ended September 30, 2005. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $1.0 million at September 30, 2005.

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

(b) There have been no changes in our internal control over financial reporting that have occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 9 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. See Note 9 to Item 1 in Part I.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

10.1	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	CEO and President	11-10-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-10-05

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	CEO and President	11-10-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-10-05

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	CEO and President	11-10-05

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	11-10-05