Form 10-K
period 2006-12-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2007-03-20
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of Alliance Laundry Corporation’s common stock outstanding as of March 19, 2007: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2006

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This Annual Report includes “forward-looking statements” which appear in a number of places and includes statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, including trends affecting the business, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

PART I.

ITEM 1.	BUSINESS

General

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and, “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity. Throughout this annual report the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding the consumer laundry market, drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry equipment industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes consumer laundry, drycleaners and continuous process laundries.

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen® brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. On May 5, 1998, Bain Capital Partners, LLC, (“Bain”), and members of our management, acquired 93% common equity interest in us with our then parent, Raytheon Company, continuing to own 7% of the common interests. In January 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”), indirectly acquired the majority of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owned the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings. As of December 31, 2006 OTPP indirectly owns 91.1% of the equity interests of Alliance Laundry through ALH and management owns the remaining 8.9% of the equity interests. On July 14, 2006 we completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations which manufacturers and markets commercial laundry products similar to Alliance Laundry. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (“European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. See Note 3 “CLD Acquisition and Related Activity” for further discussion.

We refer to the 2005 acquisition of Alliance Holdings by ALH, including the related management investments in ALH, as the “Alliance Acquisition.” In connection with the closing of the Alliance Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% senior subordinated notes due 2008 (the “1998 Senior Subordinated Notes”). We refer to the above financing transactions (the “Financing Transactions”), taken together with the Alliance Acquisition, as the “Transactions.” For additional information about the Alliance Acquisition, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Alliance Acquisition.”

Alliance Laundry Corporation (“ ALC”) is a wholly-owned subsidiary of Alliance Laundry that was incorporated in 1998 for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. ALC also served as the co-issuer of the Senior Subordinated Notes. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

As a result of the Alliance Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Alliance Acquisition transaction under “Predecessor.” The financial effects of the Alliance Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Alliance Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2005 in comparison with the twelve months ended December 31, 2006 and December 31, 2004, we have presented certain financial measurements such as international revenues, total revenues and EBITDA on an unaudited combined basis. The combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we are also a leader in the European stand-alone commercial laundry equipment industry.

We attribute our success in this industry to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; and (iv) our investment in new product development and manufacturing capabilities. As a result of our industry position, we generate significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment in North

America, we also offer commercial laundry equipment and service parts internationally through our U.S. operations and through our European Operations. Internationally, through our U.S. operations, we generated revenue of $57.4 million, $52.0 million and $41.3 million in 2006, 2005, and 2004, respectively. Internationally, through our European Operations, we generated revenue of $36.5 million for the period July 14, 2006 through December 31, 2006. For 2006, 2005 and 2004 we generated net revenues of $366.1 million, $317.3 million and $281.0 million and EBITDA (as defined in “ITEM 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA”) of $47.4 million, $13.6 million and $45.1 million, respectively.

In North America, we serve three distinct end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. Our primary means of serving these end-customers is through distributors and route operators through our U.S. operations. We reach laundromat and on-premise laundry end-customers through a network of over 400 North American distributors and over 140 international distributors served through our U.S. operations. Over 70 distributors are also served through our European Operations. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers in North America through a network of over 100 route operators. Route operators purchase equipment from us, and then obtain leases from multi-housing property managers to place it into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving this market position in each of our three end-customer groups.

We estimate that the North American stand-alone commercial laundry equipment industry generated approximately $532 million in revenue in 2006. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. North American consumers view clean clothes as a necessity, with economic conditions having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through economic downturns.

With investments totaling over $21.0 million since 2002, we have developed many new products, redesigned existing products and modernized our manufacturing facilities in Ripon, Wisconsin, and since July 2006 we have begun similar programs for our products and facilities in Wevelgem, Belgium and Deinze, Belgium. We believe our considerable investment in our product lines and manufacturing capabilities have strengthened and will continue to enhance our market leadership position. For information about the financial results of our operating segments, see Note 19 to the Financial Statements – Segment Information.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are a market leader in the overall North American stand-alone commercial laundry equipment industry. In addition to being a market leader in North America, we believe that we are a leader in sales to each of our three primary end-customer groups. As a result of being a market leader for over ten years, we believe that we have one of the largest installed bases of equipment in North America, comprised of over two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We believe we have developed an extensive distribution network in North America, with over 400 distributors and over 100 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, extensive electronic support of installation and service and joint promotion efforts. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all commercial customer groups), thereby providing customers with a single source solution for most of their stand-alone commercial laundry equipment needs. At December 31, 2006 our engineering organization was staffed with over 80 engineers, designers, and technicians, who along with our marketing and sales personnel, and with input from our major customers, work to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In 2003 we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. In 2003 we introduced our Wash Alert system which allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. In 2005 we introduced a variable frequency drive for certain of our washer-extractors which uses approximately 50 percent of the electricity of our regular models. In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler, which provides greater capacity per square foot of floor space than any other coin tumbler on the market.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO, and Cissell. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results.

Strong and Incentivized Management Team. Led by chief executive officer and president Thomas L’Esperance, we have assembled a strong and experienced management team. Our nine executive officers average over 18 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial laundry businesses of UniMac, IPSO, and Cissell; (iii) implementing manufacturing cost reduction and quality improvement programs; and (iv) ongoing refinements to our product offerings. In addition, management currently owns approximately 8.9% of the Company’s common equity, and could own up to 16.9% of the Company’s common equity if management’s service and performance stock options, outstanding as of December 31, 2006, become exercisable (as defined in the ALH stock option plan).

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

We have not experienced any significant customer turnover. Our top ten customers have been our customers for more than ten years. Coinmach Corporation, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements in our Ripon, Wisconsin facilities, and intend to continue doing so at Ripon and at our Belgium facilities, through collaboration among key customers, suppliers and our engineering and marketing personnel. We have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as through plant consolidations completed in 2000 and 2006. Since 2000, we have been using a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality.

Continue to Pursue Strategic Acquisitions. Our present management team has successfully negotiated and integrated acquisitions since 1994 that, taken as a whole, have significantly increased our sales. We recently acquired LSG’s CLD operations in July 2006. Following an approximate one-year period during which we intend to complete the consolidation of CLD’s operations in the United States into our existing operations and focus on further reducing our existing debt, we intend to resume our consideration of strategic acquisitions, both domestically and internationally. Our acquisition strategy will enhance and expand our international presence in the stand-alone commercial laundry equipment industry. We will focus on opportunities that provide or enhance the supply of full product lines to our customers. By doing this, we can improve our already strong market positions as well as achieve significant acquisition synergies.

Expand into the U.S. Consumer Laundry Market. We re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end U.S. consumer laundry markets will allow us to expand our sales and continue to diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities and are effectively our commercial units without vending capability.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $532 million in 2006. We believe that the North American market for stand-alone commercial laundry equipment has grown at a compound annual rate of approximately 0.8% since 1996. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use or replacement of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and therefore higher average selling prices.

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

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups. We believe population growth has historically supported replacement sales and modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1996 and is projected to grow at approximately 0.9% per year, on average, over the next ten years.

In addition, customers are increasingly trading up to equipment with enhanced functionality, at higher average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, such as cashless payment systems and advanced electronic controls which we believe provide these customers with a competitive advantage. Customers continue to move towards equipment with improved water and energy efficiency as the result of escalating energy costs, government and consumer pressure and a focus on containing operating costs.

Limited End Use Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions tend not to dramatically affect the frequency of use, or replacement, of laundry equipment. The useful life of commercial laundry equipment, and thus the timing of replacement of the equipment, are also generally unaffected by economic conditions. The useful life of stand-alone commercial laundry equipment is generally 7 to 14 years. Under all economic conditions, owners of commercial laundries typically continue to use their equipment until it can no longer be economically repaired or until competition forces the owner to upgrade their equipment in order to improve its appearance or functionality.

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets. We also believe this is particularly true in developing countries where laundry needs are currently less fully developed than in North America. We believe that continued development and growth of disposable income in these countries will cultivate an increased need and demand for laundry services addressable by our products. We believe we have positioned the Company to benefit from this growth through our 2006 acquisition of CLD’s European Operations.

Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry, which we refer to as cycle time, has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods for reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin speed. Product enhancements that we implemented in 2000 increased our topload washer’s spin speed to the fastest in the commercial laundry equipment industry. The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For laundromat and multi-housing laundry owners, the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased revenue-generating cycles per day.

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

Laundromats. We estimate that laundromats accounted for approximately 52% of the sales for the North American stand-alone commercial laundry equipment industry in 2006. There are an estimated 35,000 laundromats in North America. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors to explain laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i) reputation, reliability and ease and cost of repair; (ii) availability of equipment financing; (iii) the water and energy efficiency of the products (approximately 26% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 32% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2006 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 24% of North American stand-alone commercial laundry equipment sales in 2006. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

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

Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contracts with building management. Route operators pay rent (which may include a portion of the laundry’s revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as ours and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of their repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

We believe reliability and durability are key criteria for route operators and their property management customers in selecting equipment, because these criteria help to minimize equipment down time and repair costs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Route operators are reluctant to change equipment suppliers given their investments in spare parts inventories and in sales and repair technician training, particularly as laundry equipment becomes more technically sophisticated. Therefore, we believe a large installed base of laundry equipment gives a commercial laundry equipment manufacturer a significant competitive advantage and a high likelihood of substantial, recurring and predictable replacement sales.

On-Premise Laundries. We estimate that on-premise laundries accounted for approximately 24% of North American stand-alone commercial laundry equipment sales in 2006. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

Products sold to on-premise laundries include washer-extractors, tumbler dryers and flatwork finishers. The washer-extractors and tumbler dryers are primarily in larger capacities, up to 200 pounds per load, and process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e. reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We believe that in a typical on-premise laundry within a hotel up to 50% of the operating cost is labor.

On-premise laundries typically purchase equipment through a distributor who provides a range of sales, installation and repair services on behalf of manufacturers. As with laundromats, we believe a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important when an on-premise laundry operator selects an equipment supplier.

Consumer Laundry. We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Products sold in this segment include topload washers, frontload washers and standard dryers, which we sell through distributors. Within this new sales segment we are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end consumer laundry markets has allowed us to expand our sales and continue to diversify our customer base with minimal incremental capital expenditures since these products are produced in our current facilities.

Products and Services

We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products. Our products range from small washers and dryers, primarily for use in laundromats and multi-housing laundry rooms, to large laundry equipment with load capacities of up to 200 pounds used in on-premise laundries. Our brands include Speed Queen, UniMac, Huebsch, IPSO, and Cissell and are sold throughout North America and in over 90 foreign countries. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. Internationally, we also sell laundry equipment under private label brands in order to take advantage of distribution networks of other companies as they fill their need to round out their product offerings.

Washers

Washers include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 12 to 200 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 400 Gs of centrifugal force, thereby reducing water retention and the time and energy costs for the drying cycle. These products are primarily sold under the Speed Queen, UniMac, Huebsch, IPSO, and Cissell brands. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 200 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdowns, which would increase operating costs and downtime for the user.

In 2003 we introduced: (i) a new line of technologically advanced soft mount washer-extractors from 12 to 200 pound capacity which features user friendly alpha numeric controls, efficient dimensions and higher energy and water efficiency; (ii) a new micro processor control for the laundromat market offering individual cycle pricing, cycle modifier keys, time-of-day pricing and new easier programming, all designed to be customer and environment friendly; and (iii) a companion to our premium line products referred to as the “value line,” which are one step below the premium featured line with a price point difference.

In 2005 we introduced a larger capacity 150 pound washer-extractor which provides many productivity advantages for the on-premise laundry segment. The washer’s cylinder is the largest in the industry, within its category, equating to more laundry done in less time. This additional capacity also reduces the number of wash cycles per day, saving as much as 10% in water usage over other models. A door opening of nearly 25 inches makes it easier and faster to load and unload linens, saving operation time.

In 2005 we introduced a variation of our current Huebsch washer-extractor product line by adding models with 50% higher extract speed which removes more water from clothes at the end of the wash cycle and significantly shortens the drying cycle, thereby reducing utility costs.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 Gs. These products are sold primarily to multi-housing laundries, laundromats and consumers under the Speed Queen and Huebsch brands.

In 2003 we introduced our Wash Alert system to universities. This system allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. Our software solution provides students with added convenience, while providing universities with accurate laundry room activity analysis through their own network system and greater utilization, which increases their revenues.

Wash Alert is not only a time-saver for students; universities benefit from it as well. The system verifies the income from coin/card vending laundry equipment ensuring greater revenue accountability. The system’s remote diagnostic capability translates to faster response time capabilities from service providers.

In addition, in 2003 we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy.

In 2006 we modified our energy efficient commercial topload washer offerings by introducing models that comply with the new 2007 Department of Energy regulatory guidelines for energy and water usage.

Frontload Washers. Frontload washers are sold under the Speed Queen, UniMac, and Huebsch brands to laundromat and multi-housing customers. Our frontload washer’s advanced design uses 22% to 57% less water than our topload washers and can process up to 18 pounds of laundry per load. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. Our frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) or rear controls and can be purchased with a matching small-chassis dryer (single or stacked, front or rear controls).

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

In 2003, we introduced a major upgrade to our frontload washer. This upgrade included a new drive system which incorporates an induction motor and a motor control with an integrated inverter. Also, the new drive system will deliver longer equipment life and is substantially quieter to operate. This new system represents leading edge technology and provides a significant increase in energy efficiency.

Dryers

Dryers include tumbler dryers, standard dryers and stacked dryers. We also sell a line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers are sold primarily to laundromats and on-premise laundries under all five of our brands. In 2003, we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003, we introduced the CARE fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when drying chemically saturated fabrics.

In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler. The new tumbler provides greater capacity per square foot of floor space than any other laundromat tumbler on the market. This tumbler is also the most energy efficient commercial tumbler dryer Alliance Laundry Systems has ever built. The combination of increased capacity per square foot, fast throughput and energy savings results in greater profits for our customers.

Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Standard dryers, including stacked dryers, are primarily sold under the Speed Queen, UniMac, and Huebsch brands. Our standard dryer’s capacity, measuring 7.1 cubic feet, is among the largest in the industry.

Stacked Dryers and Stacked Frontload Washers and Dryers. To enable our multi-housing customers to conserve valuable floor space, we offer a stacked unit consisting of two 18 pound standard dryers and offer a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

Service Parts

We benefit from the recurring sales of service parts used to support our large installed base of equipment. The expected field service life of our equipment is 7 to 14 years. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround basis for emergency repair parts orders. The significant demand for service parts generated by the large installed base provides us with a source of higher margin revenue which is recurring and predictable.

Our websites enable authorized distributors and route operators to register products, process warranty claims and order parts online. These online services offer customers flexibility, short processing time and reduced order processing errors.

Other Value-Added Services

Management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors. We believe our customers attach significant importance to these value-added services. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing (which accounted for approximately 1.7% of our 2006 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. We offer our customers a CD-ROM based parts look up program called SearchIt which is continually updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our websites provide information on all of our products and services, including equipment sizing and cost analysis tools, and include the ability to download product literature, installation and operating instructions, programming manuals, technical bulletins and warranty information. Our websites also provide product selection assistance, education centers, an online consumer magazine, distributor locators, dealer locators, servicer locators, product comparison guides and energy and water consumption guides. In 2004 we added an E-Business section to our website that allows authorized distributors and route operators to check the status of their equipment and parts orders online as well as parts inventory availability. In 2005 our technical communications department created product service training videos and online electronic control training for use by authorized distributors and route operators. In 2006 we launched new IPSO and Cissell websites, and we introduced new Speed Queen and UniMac websites targeted at both U.S. and international visitors. The multi-language UniMac site is available in eight different languages. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities, and provides a cost analysis for new or updated laundry facilities. We believe our extensive services, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 150 distributors to laundromats; (ii) 200 distributors to on-premise laundries; (iii) 100 route operators serving multi-housing laundries; (iv) 140 international distributors served through our U.S. operations; and (v) more than 70 distributors served through our European Operations.

Our top ten customers accounted for approximately 27.3% of our 2006 net revenues. Our top ten customers have been customers for more than ten years. In 2006 Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were our largest customers. Coinmach and its subsidiary, Super Laundry Equipment Corp., was our largest customer, accounting for 10.2% of our 2006 net revenues.

Sales and Marketing

Sales Force

Our U.S. sales force of 33 and European Operations sales force of 8 as of December 31, 2006 is structured to serve the specific needs of each of our customer groups. In addition, through a marketing staff of more than 50 professionals as of December 31, 2006, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.1 million in 2006 and included a variety of forms, including internet websites, multi-media projects, print literature, direct mail and public relations activities. In addition, our representatives attended over 80 trade shows in 2006 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Off-Balance Sheet Equipment Financing

Through our special-purpose financing subsidiaries, we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include two to nine year loans with an average principal amount of approximately $70,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this service provides us with an additional source of recurring income.

The financing program is structured to minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), security in the form of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2006, and were less than 1% for the year ended December 31, 2006. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 4 to the Financial Statements – “Significant Accounting Policies” and Note 6 to the Financial Statements – “Equipment Financing and Sales of Notes Receivable.”

Research and Development

As of December 31, 2006 our engineering organization is staffed with over 80 engineers, designers, and technicians, who have developed numerous proprietary innovations that we utilize in select products. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. Our cumulative research and development spending exceeded $34.9 million for the period 2002 through 2006.

Competition

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Whirlpool Corporation and The Dexter Company. In multi-housing, our principal competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the European stand-alone commercial laundry equipment industry, we have several large competitors. The largest manufacturer and marketer of stand-alone commercial laundry equipment in Europe is AB Electrolux. The other large European manufacturer and marketers of stand-alone commercial laundry equipment are Girbau, S.A. and Primus N.V.

Manufacturing

We operate manufacturing facilities located in Ripon, Wisconsin, Wevelgem, Belgium and Deinze, Belgium with an aggregate footprint of more than 900,000 square feet. The facilities are organized to focus on specific product groups, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, large-chassis washer-extractors, frontload washers, small chassis dryers and tumbler dryers. Our Wevelgem and Deinze plants produce primarily large-chassis washer-extractors and ironers. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate our equipment distribution center and service parts distribution center in Ripon, Wisconsin. In 2006 we completed the consolidation of our Marianna, Florida facility product lines into our existing Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.” Additionally, in November of 2005 we entered into a lease agreement related to production space in Ripon, Wisconsin. This production space is primarily used for the manufacture of product lines which were transitioned from the Marianna, Florida facility. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

In 2006 we discontinued the Louisville, Kentucky operations and closed the Portland, Tennessee facility. For additional information regarding the Louisville and Portland facilities, see the discussion under Note 3 to the Financial Statements – “CLD Acquisition and Related Activity.” Substantially all of CLD’s Louisville and Portland operations were consolidated into Ripon, Wisconsin.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from seven of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of our business in order to maintain our industry leading position. All of our manufacturing facilities, Ripon, Wisconsin and

Wevelgem and Deinze, Belgium, are ISO 9001 certified. ISO 9001 is a set of standards dealing with quality management systems for quality assurance in design/development, production, installation and servicing that are published by the International Standardization Organization.

Intellectual Property and Licenses

We have approximately 20 trademarks, certain of which are registered in the United States and a number of foreign jurisdictions as of December 2006. Our widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO, and Cissell are identified with and important to the sale of our products. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks. In 2005 and 2006 we recorded reductions in the value of the Ajax® trademark. In 2006 we recorded a reduction in the value of the LSG customer agreement. For additional information regarding the Ajax trademark and LSG customer agreement, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items” and Note 8 to the Financial Statements – “Goodwill and Other Intangibles.”

We currently hold more than 30 patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Conical Spring Braking Mechanism” and the “Suspension System for Automatic Washing Machine,” which patents expire in 2007 and 2009 respectively. The Company does not believe that the expiration of either of these patents will have a material adverse effect on the Company’s financial condition or its results of operations.

Our business is not dependent to a material degree on copyrights or trade secrets although we consider the CustomerOne™, NetMaster®, CardMate®, Wash Alert™, CARE®, and SearchIt® systems and our upgraded Micro-electronic Display Control™ to be developments that are important to our business. Other than licenses to commercially available third-party software, we do not believe our licenses to third-party intellectual property are significant to the business.

Regulations and Laws

Environmental, Health and Safety Matters

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

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

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. The results of the first monitoring well will require further action including additional monitoring wells within the general area of the first well. A work plan for the additional monitoring wells is also being set up between Alliance Laundry and the Wisconsin Department of Natural Resources. We currently expect to incur costs of less than $100,000 through 2008. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

We received an order in 1995 from the U.S. Environmental Protection Agency, or EPA, requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. The EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated our and Raytheon’s ownership of the Ripon facility. We believe that the EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5.0 million. The group proposed to settle their alleged claims against us, and to protect us from further liability at the site, for approximately $100,000. We declined the proposal because we believe that the Ripon facility’s prior owner, and not us, is responsible for bearing the costs of any liability related to the site. We have met with the EPA to explain our defenses to enforcement of the administrative order. We received a General Notice of Potential Liability on March 21, 2001, regarding an additional five acre parcel at the site. We were informed that Raytheon has settled this matter by paying $138,672 plus interest from October 31, 2001 in exchange for an Administrative Order from the EPA. It is our opinion that the Raytheon settlement and release in the Administrative Order resolves any liability of Raytheon’s former subsidiaries doing business in Ripon, Wisconsin, and hence any liability that may have passed to us.

Other Regulation

In addition to environmental regulation, our operations are also subject to other federal, state and local laws, including those relating to protection of public health and worker safety.

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have an employment agreement in place with Thomas F. L’Esperance, Chief Executive Officer, President and Director, and entered into new severance protection agreements in January of 2005 with several other members of our senior management team as discussed more fully in “ITEM 11. Executive Compensation—Severance Benefits.” We do not maintain life insurance policies with any key employees.

As of December 31, 2006 we had 1,517 employees of which 246 were associated with our European Operations. The United Steel Workers of America union represented approximately 871 employees at our Wisconsin facilities. In addition, approximately 229 employees at our Belgium facilities are represented by a works council and a union delegation. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

On September 28, 2005 the United Steel Workers of America entered into an amendment (the “Amendment”) to their existing labor contract, dated March 1, 2004 (the “Labor Contract”). The Amendment allowed changes to the tiered wage system, pension benefits and medical coverage for employees hired after January 1, 2006. The Amendment also extends the contract from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment, and contains amendments to provisions that are customary for an agreement of this type, including, among others, those related to overtime and severance pay; pension and savings plans; and life, disability, medical and dental plan coverage. There have been no work stoppages at any of our Wisconsin facilities for more than 30 years.

We are a party to certain federal and sector collective bargaining agreements in Belgium which are mandatory and regulate items such as working hours, pay premiums, vacation, early retirement age and social fund contributions. These agreements are negotiated at a national, sector and local level, and can be unlimited in duration.

ITEM 1A.	RISK FACTORS

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the agreements governing our debt.

We are highly leveraged. As of December 31, 2006 we had $376.1 million of consolidated indebtedness, excluding unused commitments under our revolving credit facility and letters of credit.

Our substantial indebtedness could have important consequences to noteholders and creditors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts, our planned expansion into the U.S. consumer laundry market and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt;

•	subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our Senior Credit Facility; and

•	limit our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness, and to fund our planned capital expenditures, our expansion into the U.S. consumer laundry market and our research and development efforts, will depend on our ability to generate cash and on future financial results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Senior Credit Facility or otherwise to enable us to pay our indebtedness, including the Senior Subordinated Notes, or to fund other liquidity needs. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If the lenders required immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We also could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The agreements governing our debt limit our ability to sell assets and restrict the use of proceeds from any such sale. Furthermore, the Senior Credit Facility is secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the Senior Subordinated Notes, on commercially reasonable terms or at all.

Our net revenues depend on a limited number of significant customers.

Our top ten equipment customers accounted for approximately 27.3% of our 2006 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 10.2% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from our significant customers could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to fund our financing programs to end-customers could result in the loss of sales and adversely affect our operations.

We offer an extensive financing program to end-customers, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, from us. Typical terms include two to nine year loans with an average principal amount of approximately $70,000. We provide these financing programs through our asset backed facility, which is a four year $330.0 million revolving facility entered into by Alliance Laundry Equipment Receivables Trust 2005-A, a trust formed by Alliance Laundry Equipment Receivables 2005 LLC, our special purpose bankruptcy remote subsidiary, and backed by equipment loans and trade receivables originated by us. The trust is utilized to finance both equipment loans and trade receivables. If certain limits in size of the asset backed facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through our off-balance sheet bankruptcy remote subsidiary could limit our ability to provide our end-customers with financing which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding our financing subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

Price fluctuations or shortages of raw materials and the possible loss of suppliers could adversely affect our operations.

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. Recently, market prices of some of our key raw materials and components have increased significantly. In particular, we have experienced significant increases in steel, aluminum and electronic controls in recent periods, which have increased our expenses. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operation. In addition, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on our business, financial condition and results of operations. We currently do not hedge commodities associated with payments for purchased raw materials and components.

We operate in a competitive market.

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Whirlpool Corporation and The Dexter Company. In multi-housing, our key competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. Within the European stand-alone commercial laundry equipment industry, we have several large competitors which include AB Electrolux, Girbau, S.A. and Primus N.V. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on our business, financial condition and results of operations. Certain of our principal competitors have greater financial resources and/or are less leveraged than us and may be better able to withstand market conditions within the commercial laundry equipment industry. There can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our washer products are subject to federal and state laws and regulations which pertain to energy efficiency and/or water usage. There is a federal standard for residential clothes washers. The federal government and individual U.S. states may consider and enact laws and corresponding standards which would regulate energy efficiency for certain of our commercial washers, as well as water usage standards for certain of our residential and commercial washers.

These existing laws and regulations, along with anticipated energy efficiency and water usage laws and corresponding standards, may create short term market conditions which are economically disadvantageous to us and may have a material adverse effect on our business, financial condition and results of operations.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the year ended December 31, 2006 approximately 25.6% of our net revenue was attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy. In addition to export sales to foreign countries, we have several manufacturing facilities and sales offices located in Europe. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate of various foreign jurisdictions could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the risk of foreign currency fluctuations.

Some of our operations are or will be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material adverse effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency by:

•	matching cash flows and payments in the same currency; and

•	entering into foreign exchange contracts for hedging purposes.

We may not be able to hedge currency transaction risk completely or at an acceptable cost, and any such failure may adversely affect our business, financial condition and results of operations in future periods. At December 31, 2006 there were no foreign exchange contracts in effect.

We are dependent on key personnel.

We are dependent on the continued services and performance of our senior management team and certain other key employees, including Thomas L’Esperance, our CEO and President. Mr. L’Esperance’s employment agreement with us automatically renews for one-year periods, beginning on May 4, 2005 of each year, unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. The loss of any key employee could have a material adverse effect on our business, financial condition and results of operations because of their experience and knowledge of our business and customer relationships. We do not maintain life insurance policies with respect to key employees.

Adverse relations with employees could harm our business.

As of December 31, 2006 approximately 871 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. In addition, a large majority of our European employees belong to Belgium trade unions. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved March 1, 2004. A contract amendment in September 2005 extended the agreement from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment. However, there can be no assurance that we can successfully maintain such employment levels at our Wisconsin facilities or successfully negotiate new agreements or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Beginning in June 2009, we will be unable to utilize our off-balance sheet asset backed facility. An inability to refinance or replace this facility could have an adverse impact on our business.

Beginning in June 2009, we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we cannot assure that we will be able to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA and leverage. Gains on sales of notes receivable and other net finance program income in 2006 of approximately $6.3 million are included in equipment financing, net revenue. As of December 31, 2006 the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $42.0 million and $226.9 million, respectively. If we are unable to refinance or replace the facility, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet.

The controlling equityholder of our parent company could exercise its influence over us to your detriment.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 91.1% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the board of directors of our ultimate parent company, ALH. It is not clear under either the laws of the State of Delaware or applicable federal bankruptcy law what, if any, duties the board of directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the board of directors of ALH could make determinations under the Senior Credit Facility and the Notes Indenture that are not in the best interest of our debt holders, creditors and other shareholders.

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

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility.

The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. The results of the first monitoring well will require further action including additional monitoring wells within the general area of the first well. A work plan for the additional monitoring wells is also being set up between Alliance Laundry and the Wisconsin Department of Natural Resources. We currently expect to incur costs of less than $100,000 through 2008. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

We received an order in 1995 from the U.S. Environmental Protection Agency, or EPA, requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. The EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated our and Raytheon’s ownership of the Ripon facility. We believe that the EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5.0 million. The group proposed to settle their alleged claims against us, and to protect us from further liability at the site, for approximately $100,000. We declined the proposal because we believe that the Ripon facility’s prior owner, and not us, is responsible for bearing the costs of any liability related to the site. We have met with the EPA to explain our defenses to enforcement of the administrative order. We received a General Notice of Potential Liability on March 21, 2001, regarding an additional five acre parcel at the site. We were informed that Raytheon has settled this matter by paying $138,672 plus interest from October 31, 2001 in exchange for an Administrative Order from the EPA. It is our opinion that the Raytheon settlement and release in the Administrative Order resolves any liability of Raytheon’s former subsidiaries doing business in Ripon, Wisconsin, and hence any liability that may have passed to us.

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

We may encounter certain risks when implementing our business strategy to expand into the U.S. consumer laundry market.

We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Our strategy to expand in the U.S. consumer laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. Any failure to successfully execute this strategy could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

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

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 24 months to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our business, financial condition and results of operation.

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

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our fixed rate debt, including the notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations including, upon consummation of the Transactions, obligations outstanding under the new credit facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity. See ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk, for an additional discussion of such market risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table provides certain information regarding our significant facilities as of December 31, 2006:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers and dryers, and tumbler dryers	572,900	Owned
Ripon, WI	Manufacture washer-extractors	149,000	Leased	[1]
Wevelgem,Belgium	Manufacture washer-extractors	131,053	Owned

Deinze, Belgium	Manufacture larger washer-extractors and ironers	57,900	Leased	[2]

	Subtotal	910,853

Regional Distribution Centers
Ripon, WI	Washers, washer-extractors, dryers, tumbler dryers	147,500	Owned
Ripon, WI	Service parts	60,800	Owned

	Subtotal	208,300

Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	51,200	Owned
Barcelona, Spain	Sales office and distribution center	10,000	Leased	[3]
Oslo, Norway	Sales office	1,900	Leased	[4]

	Subtotal	128,800

Property Held for Disposal
Marianna, FL	Prior manufacturing and distribution facility	292,200	Owned	[5,6]

	Total	1,540,153

1)	The lease term for this production facility is seven years and two months beginning on January 1, 2006 with an option to extend for five years and an additional option to extend for three years.
2)	The lease term for this production facility is nine years beginning on October 1, 2004.
3)	The lease term for this sales office and distribution center expires April 30, 2011, with an option to extend for five years.
4)	The lease term for this sales office expires December 31, 2008, with an option to extend for five years.
5)	We own the Marianna buildings, but we lease the land from the city of Marianna through February 28, 2015 at a current annual lease cost of $14,246 per year. We will not be renewing this lease.
6)	On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. In order to accommodate the Marianna product lines and to accommodate other incremental production needs, additional manufacturing space was leased in Ripon, Wisconsin in 2006. We believe existing manufacturing facilities provide adequate production capacity to meet product demand. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.”

ITEM 3.	LEGAL PROCEEDINGS

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

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to a Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. No court hearing is expected before the third quarter of 2008. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD acquisition agreements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the common equity of each of Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Alliance Laundry Corporation as of March 19, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the year ended December 31, 2006 (Successor), the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor), December 31, 2003 (Predecessor) and December 31, 2002 (Predecessor). Alliance Laundry is a wholly-owned subsidiary of Alliance Holdings. Because Alliance Holdings is a holding company with no operating activities and provides certain guarantees, the financial information presented herein represents consolidated financial information of Alliance Holdings, rather than consolidated financial information of Alliance Laundry. The summary historical consolidated financial data for the successor and predecessor periods presented were derived from our audited consolidated financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of Alliance included elsewhere in this Annual Report. The results of operations acquired in the CLD Acquisition have been included in our results since the date of the acquisition.

	Year Ended December 31, 2006	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
		2005	2005	2004	2003	2002
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	(dollars in thousands)
Statements of income (loss) data:
Net revenues:
Equipment and service parts	$359,755	$287,705	$20,303	$274,887	$261,265	$247,996
Equipment financing, net	6,313	8,940	380	6,100	6,342	7,181

Net revenues	366,068	296,645	20,683	280,987	267,607	255,177
Cost of sales	278,370	225,706	15,585	199,010	188,979	179,047

Gross profit	87,698	70,939	5,098	81,977	78,628	76,130

Selling, general and administrative expenses	52,303	38,632	3,829	39,879	33,599	30,065
Securitization, impairment and other costs	7,150	10,009	—	—	—	10,920
Transaction costs associated with sale of business	—	—	18,790	—	—	—

Total operating expenses	59,453	48,641	22,619	39,879	33,599	40,985

Operating income (loss)	28,245	22,298	(17,521)	42,098	45,029	35,145

Interest expense	31,177	24,117	995	25,439	28,258	28,341
Loss from early extinguishment of debt	—	—	9,867	—	—	2,004
Costs related to abandoned public offerings	—	—	—	4,823	—	3,409
Other (expense) income, net	(417)	—	—	—	(797)	—

(Loss) income before taxes	(3,349)	(1,819)	(28,383)	11,836	15,974	1,391
(Benefit) provision for income taxes	(1,532)	(1,158)	9	71	55	56

Net (loss) income	$(1,817)	$(661)	$(28,392)	$11,765	$15,919	$1,335

Cash flow data:
Net cash provided by (used in) operating activities	$22,906	$6,628	$(6,619)	$34,880	$30,393	$22,775
Net cash (used in) investing activities	(87,037)	(4,225)	(188)	(4,101)	(3,590)	(2,563)
Net cash provided by (used in) financing activities	69,985	(1,922)	(70)	(27,245)	(26,205)	(18,532)

Other data:
Capital expenditures	$6,150	$4,229	$188	$4,166	$3,600	$2,652
Ratio of earnings to fixed charges(1)	—	—	—	1.5	1.6	1.0

	December 31		December 31
	2006	2005	2004	2003	2002
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(in thousands)
Balance sheet data:
Total current assets	$122,471	$68,080	$64,260	$60,881	$59,322
Total current liabilities	59,267	34,366	48,372	42,977	45,406
Working capital(2)	63,204	33,714	15,888	17,904	13,916
Total assets	571,714	463,459	184,016	190,639	197,295
Long-term debt and capital lease obligations (including current portion)	376,115	326,336	269,559	292,199	314,577
Long-term obligations(3)	394,989	335,260	282,777	304,690	328,600

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2006 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2006 would have been $3.3 million. In 2005 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $1.8 million. In 2005 the Predecessor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $28.4 million. The ratio of earnings to fixed charges is not shown for the combined period as the information would not be meaningful.
(2)	Working capital resources represents total current assets less total current liabilities.
(3)	Long-term obligations includes long-term debt, current portion of long-term debt, other long-term liabilities and the Predecessor mandatorily redeemable preferred units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch, IPSO, and Cissell, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds as well as presses and finishing equipment. Our commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons.

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

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2006 net revenues from the sale of commercial laundry equipment and equipment financing through our U.S. operations were approximately $282.9 million, which comprised over 77% of our total net revenues. The other main components of our revenues are sales of stand-alone commercial laundry equipment through our European Operations and the sale of service parts. In 2006 our net revenues from our European Operations were approximately $36.5 million, which comprised 10% of our total net revenues. In 2006 net revenues from the sale of service parts were approximately $45.7 million, which comprised almost 13% of our total net revenues. The results of operations acquired in the CLD Acquisition have been included in our results since the date of the acquisition. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In addition to sales of stand-alone commercial laundry equipment and service parts, we re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. In 2006 our net revenues from the sale of consumer laundry equipment were approximately $14.4 million, which comprised approximately 4% of our total net revenues.

We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America and Europe will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America and Western Europe. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

We are subject to a number of challenges that may adversely affect our business. These challenges are discussed above under “ITEM 1A, Risk Factors” and below under “ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk.”

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

Recent Developments

The CLD Acquisition. On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase

Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain. CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.0 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.0 million. The CLD Acquisition resulted in approximately $40.2 million of goodwill, of which approximately $8.1 million is tax deductible, and $16.7 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 8, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.0 million equity bridge facility. The equity bridge facility was replaced by an additional equity contribution from OTPP of $20.3 million in September of 2006.

The Company believes the addition of CLD’s IPSO and Cissell brands, the addition of CLD’s soft mount washer-extractor product line and having production facilities in Europe will significantly strengthen its ability to participate in the global laundry marketplace.

The CLD Acquisition price, net of cash acquired and including transaction costs, was approximately $87.0 million. The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,533
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,026

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,960
Facility closure reserve	5,001

Total uses	$87,026

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,329
Property, plant and equipment	14,477
Goodwill	40,232
Other intangible assets	16,721
Debt issuance costs	1,335
Other noncurrent assets	1,296

Total assets	118,390

Current liabilities	18,437
Noncurrent liabilities	12,927

Total liabilities	31,364

Net assets acquired	$87,026

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.7 million and European Operations in the amount of $30.5 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the U.S. CLD restructuring costs becomes available.

In connection with the CLD Acquisition, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the CLD Acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize costs of the restructuring plan for the CLD Acquisition in the second quarter of 2007 and expects the restructuring cost to be approximately $5.0 million.

Louisville, Kentucky Discontinuation and Portland Tennessee Closure. On August 8, 2006 the Board of Directors of ALH resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The Company substantially completed the Discontinuation and Closure as of December 31, 2006.

The following table summarizes the restructuring reserve of $5.0 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets:

	Balance at July 14, 2006	Utilized Cash	Balance at December 31, 2006
One-time termination benefits	$3,102	$(824)	$2,278
Other labor related costs	224	(108)	116
Relocation of tooling and equipment	967	(261)	706
Other related expenses	708	(623)	85

	$5,001	$(1,816)	$3,185

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximates its carrying value. This transaction was completed in January 2007, and was subject to customary closing conditions.

Credit Agreement Amendment. On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

Marianna Facility Consolidation. On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.”

The Alliance Acquisition

On January 27, 2005 ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, or OTPP, acquired 100% of the outstanding equity interests in Alliance Holdings for aggregate consideration of approximately $466.3 million. In connection with such acquisition, the members of our senior management acquired approximately $7.6 million of newly issued shares of common stock of ALH, and our other management employees acquired approximately $2.0 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to a management share offering. A portion of the aggregate acquisition consideration was used to repay our then existing indebtedness, redeem our then outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to Alliance Holdings’ former equity holders. The Alliance Acquisition was financed with approximately $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash.

As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of December 31, 2006 approximately 91.1% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is held by management.

In connection with the closing of the Alliance Acquisition, we consummated the following financing transactions:

•	the closing of the issuance of $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013. The proceeds from the Senior Subordinated Notes offering were $149.3 million;

•

the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility (which Senior Credit Facility was amended and restated on July 14, 2006 in conjunction with the CLD Acquisition); and

•

the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 1998 Senior Subordinated Notes.

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

We sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in equipment financing, net revenue. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.

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

Retained Interests in Securitized Notes Receivable. We value retained beneficial interests in notes receivable sold to our off-balance sheet special-purpose entity based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest. Note 6 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain valuation assumptions.

Intangibles. We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment at least annually and more frequently if an event occurs which indicates that the asset might be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2006.

Other intangible assets with finite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangibles, which are not amortized, are also subject to annual impairment testing. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of our indefinite lived assets exists at December 31, 2006.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of our reporting unit and the respective indefinite lived intangible assets. While we believe our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required in the future.

Employee Pensions. We have defined benefit pension plans covering the majority of our U.S. employees. Our long term funding policy is to accumulate gradually plan assets equal to our projected benefit obligations. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2006 we made voluntary contributions to our pension plans of $1.0 million compared with $1.0 million in 2005. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the under funded status of the plans and affect the level of pension expense and required contributions in fiscal 2007 and beyond.

Actuarial valuations at December 31, 2006 used a discount rate of 5.90% and an expected rate of return on plan assets of 8.50%. A 1% decrease in our discount rate would increase our annual pension expense by approximately $0.1 million. Similarly, a 1% decrease in the expected return on plan assets would increase our annual pension expense by approximately $0.5 million.

In August 2006 the Pension Protection Act of 2006 was signed into law. The major provisions of the statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. We are currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on future pension funding requirements.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

As a result of the Alliance Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Alliance Acquisition transaction under “Predecessor.” The financial effects of the Alliance Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Alliance Acquisition are presented under “Successor.” In accordance with GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2006 in comparison with the twelve months ended December 31, 2005 and December 31, 2004, we have presented and discussed below our Predecessor results and our Successor results on an unaudited, combined basis under “Combined”. The Combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are unaudited, non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

	Year Ended December 31, 2006	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
		2005	2005	2005	2004
	Successor	Successor	Predecessor	Combined	Predecessor
				(unaudited)
	(dollars in thousands)
Net revenues:
Equipment and service parts	$359,755	$287,705	$20,303	$308,008	$274,887
Equipment financing, net	6,313	8,940	380	9,320	6,100

Net revenues	366,068	296,645	20,683	317,328	280,987
Cost of sales	278,370	225,706	15,585	241,291	199,010

Gross profit	87,698	70,939	5,098	76,037	81,977

Selling, general and administrative expenses	52,303	38,632	3,829	42,461	39,879
Securitization, impairment and other costs	7,150	10,009	—	10,009	—
Transaction costs associated with sale of business	—	—	18,790	18,790	—

Total operating expenses	59,453	48,641	22,619	71,260	39,879

Operating income (loss)	28,245	22,298	(17,521)	4,777	42,098
Interest expense	31,177	24,117	995	25,112	25,439
Loss from early extinguishment of debt	—	—	9,867	9,867	—
Costs related to abandoned public offerings	—	—	—	—	4,823
Other (expense) income, net	(417)	—	—	—	—

(Loss) income before taxes	(3,349)	(1,819)	(28,383)	(30,202)	11,836
(Benefit) provision for income taxes	(1,532)	(1,158)	9	(1,149)	71

Net (loss) income	$(1,817)	$(661)	$(28,392)	$(29,053)	$11,765

The following table provides our historical net revenues for the periods indicated:

	Year Ended December 31, 2006	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
		2005	2005	2005	2004
	Successor	Successor	Predecessor	Combined	Predecessor
				(unaudited)
	(dollars in millions)
Net revenues:
Commercial laundry	$282.9	$249.5	$17.3	$266.8	$239.2
Consumer laundry	14.4	9.8	0.2	10.0	3.6
Service parts	45.7	37.3	3.2	40.5	38.2
European operations	36.5	—	—	—	—
Worldwide eliminations	(13.4)	—	—	—	—

	$366.1	$296.6	$20.7	$317.3	$281.0

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	Year Ended December 31, 2006	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
		2005	2005	2005	2004
	Successor	Successor	Predecessor	Combined	Predecessor
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0%	76.1%	75.4%	76.0%	70.8%
Gross profit	24.0%	23.9%	24.6%	24.0%	29.2%
Selling, general and administrative expense	14.3%	13.0%	18.5%	13.4%	14.2%
Securitization, impairment and other costs	2.0%	3.4%	0.0%	3.2%	0.0%
Transaction costs associated with sale of business	0.0%	0.0%	90.8%	5.9%	0.0%
Operating income (loss)	7.7%	7.5%	(84.7)%	1.5%	15.0%
Net (loss) income	(0.5)%	(0.2)%	(137.3)%	(9.2)%	4.2%

Below is a reconciliation of certain items of the consolidated statements of cash flows for the periods presented:

	Year Ended December 31 2006	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
		2005	2005	2005	2004
	Successor	Successor	Predecessor	Combined	Predecessor
				(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operations	$24,577	$26,616	$(20,675)	$5,941	$31,496
Net cash (used for) provided by working capital	(1,671)	(19,988)	14,056	(5,932)	3,384

Net cash provided by (used in) operating activities	$22,906	$6,628	$(6,619)	$9	$34,880

Cash flows from investing activities:
Additions to property, plant and equipment	$(6,150)	$(4,229)	$(188)	$(4,417)	$(4,166)
Acquisition of businesses, net of cash received	(82,308)	—	—	—	—
Proceeds on disposition of assets	1,421	4	—	4	65

Net cash used in investing activities	$(87,037)	$(4,225)	$(188)	$(4,413)	$(4,101)

Cash flows from financing activities:
Principal payments on long-term debt	$(13,123)	$(23,000)	$1	$(22,999)	$(27,245)
Net increase in revolving line of credit borrowings	—	—	—	—	—
Proceeds from promissory notes	1,000	—	—	—	—
Proceeds from senior term loan	60,000	200,000	—	200,000	—
Proceeds from senior subordinated notes	—	149,250	—	149,250	—
Repayment of long-term debt	—	(275,920)	—	(275,920)	—
Issuance of common stock	23,493	117,000	—	117,000	—
Repurchase of common stock	(50)	—	—	—	—
Distribution to old unitholders	—	(154,658)	—	(154,658)	—
Debt financing costs	(1,335)	(13,230)	—	(13,230)	—
Cash paid for capitalized offering related costs	—	(1,364)	—	(1,364)	—
Net proceeds—management note	—	—	(71)	(71)	—

Net cash provided by (used in) financing activities	$69,985	$(1,922)	$(70)	$(1,992)	$(27,245)

Effect of exchange rate changes on cash and cash equivalents	$291	$—	$—	$—	$—

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues for the year ended December 31, 2006 increased $48.8 million, or 15.4%, to $366.1 million from $317.3 million for the year ended December 31, 2005. This increase was attributable to $16.1 million of higher commercial laundry revenues, $4.4 million of higher consumer laundry revenue, $5.2 million of higher service parts revenue and CLD Acquisition related sales of $36.5 million from the European Operations, partly offset by $13.4 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $13.3 million of net sales resulting from the CLD Acquisition’s U.S. operations and $8.6 million of higher international revenue which were partly offset by $2.8 million of lower North American commercial equipment revenue and $3.0 million of lower earnings from our off-balance sheet equipment financing program. Revenue for North America was lower for coin-operated and on-premise laundry customers and higher for multi-housing laundries. Revenue for international customers was higher in South Africa, Europe, Asia and Latin America. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The higher service parts revenue includes approximately $3.2 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $5.8 million. Our off-balance sheet equipment financing program earnings were lower due to lower overall interest rate spreads on notes sold and due to adjustments of beneficial interests to their respective fair market values.

Gross Profit. Gross profit for the year ended December 31, 2006 increased $11.7 million, or 15.3%, to $87.7 million from $76.0 million for the year ended December 31, 2005. This increase was primarily attributable to approximately $8.0 million of gross profit resulting from the European Operations acquired in the CLD Acquisition, in addition to price increases of $5.8 million. Additionally, gross profit in 2006 includes $3.2 million of expense related to an inventory step-up to fair market value recorded on the CLD Acquisition date, while gross profit in 2005 includes $6.2 million of expense related to an inventory step-up to fair market value recorded on the Alliance Acquisition date. Gross margins were also negatively impacted by $3.0 million of lower earnings from our off-balance sheet equipment financing program. Gross profit as a percentage of net revenues was 24.0% for the year ended December 31, 2006 and was 24.0% for the year ended December 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased $9.8 million, or 23.2%, to $52.3 million from $42.5 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to approximately $6.0 million of CLD Acquisition selling, general and administrative departments, $2.6 million of increased costs associated with the transition of Marianna, Florida products to Ripon, Wisconsin, $1.6 million of increased amortization expenses driven primarily by CLD Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network and $0.9 million of higher losses on the sale of trade receivables. These increases were partially offset by lower non-cash incentive compensation of $1.1 million relating to incentive units and stock option programs. Selling, general and administrative expenses as a percentage of net revenues increased to 14.3% for the year ended December 31, 2006 from 13.4% for the year ended December 31, 2005.

Securitization, Impairment and Other Costs. Securitization, impairment and other costs for the year ended December 31, 2006 decreased $2.8 million, or 28.6%, to $7.2 million from $10.0 million for the year ended December 31, 2005. These costs in 2005 were comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, a $1.7 million non-cash impairment charge related to the Ajax trademark and $0.2 million related to Marianna plant closure costs. These costs in 2006 were comprised of $4.7 million related to Marianna plant closure costs, a $1.4 million non-cash impairment charge related to the Ajax trademark and a $1.0 million non-cash impairment charge related to the LSG customer agreements. Securitization and other costs as a percentage of net revenues decreased to 2.0% for the year ended December 31, 2006 from 3.2% for the year ended December 31, 2005.

Transaction Costs Associated With Sale of Business. Transaction costs associated with the sale of the business for the year ended December 31, 2005 were $18.8 million with no similar costs in 2006. These costs were comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 5.9% for the year ended December 31, 2005.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2006 increased $23.4 million to $28.2 million from $4.8 million for the year ended December 31, 2005. Operating income as a percentage of net revenues increased to 7.7% for the year ended December 31, 2006 from 1.5% for the year ended December 31, 2005.

Interest Expense. Interest expense for the year ended December 31, 2006 increased $6.1 million, or 24.2%, to $31.2 million from $25.1 million for the year ended December 31, 2005. This increase includes approximately $3.0 million for higher interest costs primarily related to higher interest rates for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005, and higher interest costs beginning July 14, 2006 related to increases in the amounts outstanding under our Senior Credit Facility to partially fund the CLD Acquisition. Interest expense in 2006 includes an unfavorable non-cash adjustment of $0.3 million to reflect adjustments in the fair values of interest rate swap agreements. Interest expense in 2005 included a favorable non-cash adjustment of $1.1 million to reflect adjustments in the fair values of an interest rate swap agreement. Net interest expense in 2005 also includes $0.7 million of interest income related to pre-Acquisition investor promissory notes.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2005 was $9.9 million with no similar costs in 2006. The 2005 costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Alliance Acquisition debt, which was paid off as of the Alliance Acquisition date, and $4.1 million of tender and call premium costs associated with redeeming the 1998 Senior Subordinated Notes.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2006 increased $0.4 million, or 33.3%, to $1.5 million from $1.1 million for the year ended December 31, 2005. Prior to January 28, 2005 we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners. The increase in income tax benefit of $0.4 million is primarily related to the tax benefit resulting from the increase in loss before income taxes of $1.5 million, partially offset by U.S. tax on unremitted foreign earnings of $0.3 million.

Net Loss. As a result of the aforementioned, the net loss for the year ended December 31, 2006 decreased to a loss of $1.8 million as compared to a loss of $29.1 million for the year ended December 31, 2005. Net loss as a percentage of net revenues was negative 0.5% for the year ended December 31, 2006 as compared to a negative 9.2% for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues for the year ended December 31, 2005 increased $36.3 million, or 12.9%, to $317.3 million from $281.0 million for the year ended December 31, 2004. This increase was primarily attributable to higher commercial laundry revenue of $27.6 million, higher service parts revenue of $2.3 million and higher consumer laundry revenue of $6.4 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $15.1 million, higher international revenue of $10.7 million and higher earnings from our off-balance sheet equipment financing program of $3.2 million. The increase in North American equipment revenue was primarily due to higher revenue from coin operated laundry customers and on-premise laundries, partially offset by lower revenue from drycleaners. Revenue from international customers was higher in Asia, Europe, Middle Eastern countries, Africa and Latin America. Our off-balance sheet equipment financing program earnings were higher due to an increase in notes sold and due to adjustments of beneficial interests to their respective fair market values. The increase in consumer laundry revenue resulted from our re-entry into this marketplace, following the expiration of a non-compete agreement in late 2004.

Gross Profit. Gross profit for the year ended December 31, 2005 decreased $6.0 million, or 7.2%, to $76.0 million from $82.0 million for the year ended December 31, 2004. This decrease was primarily attributable to the amortization of $6.2 million related to an inventory step-up to fair market value recorded on the Alliance Acquisition date, higher depreciation expense of $6.0 million driven by the Alliance Acquisition asset write-up to fair market value which totaled $5.0 million and accelerated depreciation related to the planned closure of the Marianna, Florida manufacturing facility of $1.0 million, and material cost increases of approximately $13.0 million, mostly related to steel cost increases. These cost increases as compared to the prior year were mostly offset by price increases, margins associated with higher sales volumes and the higher earnings from our off-balance sheet equipment financing program. The inventory step-up to fair market value is fully amortized at December 31, 2005. Gross profit as a percentage of net revenues decreased to 24.0% for the year ended December 31, 2005 from 29.2% for the year ended December 31, 2004, primarily as a result of the amortization associated with the inventory, the higher depreciation expense and lower contribution margins associated with consumer laundry products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 increased $2.6 million, or 6.5%, to $42.5 million from $39.9 million for the year ended December 31, 2004. The increase in selling, general and administrative expenses was primarily due to $3.8 million of increased amortization expenses driven primarily by Alliance Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network, $1.1 million of costs related to a retention program for key executives, $0.6 million of legal costs relating to business development initiatives and $0.4 million of costs associated with the transition of Marianna, Florida products to Ripon, Wisconsin. Additionally, sales expenses increased $0.9 million as a result of bonuses related to the higher sales volumes and higher trade show costs. These increases were partially offset by $3.4 million of lower non-cash incentive compensation relating to incentive units and stock option programs and lower pension expense of $0.6 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.4% for the year ended December 31, 2005 from 14.2% for the year ended December 31, 2004.

Securitization and Other Costs. Securitization and other costs for the year ended December 31, 2005 were $10.0 million, with no similar costs in 2004. These costs are comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, a $1.7 million impairment charge related to the Ajax trademark and $0.2 million related to Marianna plant closure costs. Securitization and other costs as a percentage of net revenues was 3.2% for the year ended December 31, 2005.

Transaction Costs Associated With Sale of Business. Transaction costs associated with the sale of the business for the year ended December 31, 2005 were $18.8 million, with no similar costs in 2004. These costs are comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 5.9% for the year ended December 31, 2005.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2005 decreased $37.3 million to $4.8 million from $42.1 million for the year ended December 31, 2004. Operating income as a percentage of net revenues decreased to 1.5% for the year ended December 31, 2005 from 15.0% for the year ended December 31, 2004.

Interest Expense. Interest expense for the year ended December 31, 2005 decreased $0.3 million, or 1.2%, to $25.1 million from $25.4 million for the year ended December 31, 2004. Interest expense in 2005 includes a favorable non-cash adjustment of $1.1 million to reflect adjustments in the fair values of an interest rate swap agreement. Interest expense in 2004 included a favorable non-cash adjustment of $0.2 million to reflect adjustments in the fair values of an interest rate swap agreement.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2005 was $9.9 million, with no similar costs in 2004. These costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Alliance Acquisition debt, which was paid off as of the Alliance Acquisition date and $4.1 million of tender and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Loss on early extinguishment of debt expense as a percentage of net revenues was 3.1% for the year ended December 31, 2005.

Costs Related to Abandoned Public Offerings. Costs related to abandoned public offerings for the year ended December 31, 2004 were $4.8 million with no similar costs in 2005. During 2004 we pursued an initial public offering of Income Deposit Securities for which we incurred offering related expenses and for which we capitalized debt and offering related costs totaling $4.8 million. In the fourth quarter of 2004, this public offering was abandoned and all related capitalized costs were expensed at that time.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2005 was $1.1 million, with no similar benefit for the year ended December 31, 2004. Prior to January 28, 2005 we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2005 decreased $40.9 million to a loss of $29.1 million as compared to income of $11.8 million for the year ended December 31, 2004. Net income as a percentage of net revenues decreased to negative 9.2% for the year ended December 31, 2005 from 4.2% for the year ended December 31, 2004.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2007 will not exceed $11.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages on our indebtedness, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flows from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

At December 31, 2006 we had outstanding debt of $224.0 million under the Senior Credit Facility and $150.0 million of Senior Subordinated Notes.

On January 25, 2006 we received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”), dated January 6, 2006, between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million, bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if we meet certain job creation and retention requirements outlined in the promissory note.

The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $10.8 million of voluntary prepayments made in 2006 are as follows:

Year	Amount Due
(Dollars in millions)
2007	$0.5
2008	$2.9
2009	$3.1
2010	$3.0
2011	$2.3
Thereafter	$364.9

Senior Credit Facility. The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests as specified in the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($224.0 million at December 31, 2006) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At December 31, 2006 there were no borrowings under our Revolving Credit Facility. At December 31, 2006 letters of credit issued on our behalf under the Revolving Credit Facility totaled $32.9 million. At December 31, 2006 we had $22.1 million of our existing $55.0 million Revolving

Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $22.1 million at December 31, 2006 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.75 at December 31, 2006. We are in compliance with this and all other debt related covenants as of December 31, 2006. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006 is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2007	$0.0
2008	$2.3
2009	$2.2
2010	$2.3
2011	$2.3
Thereafter	$214.9

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

The Senior Credit Facility requires mandatory prepayments for certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

EBITDA and Adjusted EBITDA. One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.75 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of December 31, 2006 our Consolidated Total Debt to Adjusted EBITDA ratio was 5.42 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.46 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended December 31, 2006.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Total
EBITDA	$9,627	$10,591	$10,541	$16,670	$47,429
Deemed prior quarters for CLD Acquisition (a)	2,800	2,800	—	—	5,600
Finance program adjustments (b)	94	750	(1,150)	—	(306)
Other non-recurring charges (c)	1,367	3,505	2,815	1,181	8,868
Other non-cash charges (d)	2,685	524	2,777	758	6,744
Other expense (e)	—	360	120	—	480

Adjusted EBITDA	$16,573	$18,530	$15,103	$18,609	$68,815

December 31, 2006
Revolving Credit Facility	$—
Senior Credit Facility	224,000
Senior Subordinated Notes	149,430
Other long-term debt and capital lease obligations	2,685
Unrestricted cash held by foreign subsidiaries (f)	(3,000)

Consolidated Total Debt	$373,115

Consolidated Total Debt to Adjusted EBITDA	5.42

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Total
Interest expense	$6,457	$6,785	$9,591	$8,344	$31,177
Non-cash interest	(110)	(285)	(1,574)	(644)	(2,613)
Cash interest on letters of credit	(207)	(210)	(217)	(221)	(855)
Interest income	65	61	65	103	294

Consolidated Cash Interest Expense	$6,205	$6,351	$7,865	$7,582	$28,003

Adjusted EBITDA to Consolidated Cash Interest Expense					2.46

(a)	As provided for in the Amendment, Adjusted EBITDA for the quarters ended March 31, 2006 and June 30, 2006 have been increased by $2.8 million, which amount has been deemed to constitute the quarterly Adjusted EBITDA of the subsidiaries and assets acquired with the CLD Acquisition.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $4.7 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, $3.0 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expenses line of our Consolidated Statements of Operations and a periodic accrual of $1.2 million under the one time retention bonus agreement with certain management employees. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition, subject generally to their continued employment with Alliance Laundry through such date.

(d)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $3.2 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Consolidated Statements of Operations, a $1.4 million non-cash impairment charge related to the Ajax trademark, which is included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, a $1.0 million non-cash impairment charge related to the LSG customer agreement, which is included in the securitization, impairment and other costs line of our Consolidated Statements of Operations and $1.1 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our Consolidated Statements of Operations. The Ajax impairment charges consist of a $1.4 million charge in the quarter ending March 31, 2006, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” resulting from the Company’s decision to discontinue sales of Ajax products and sell this product line to a third party. The LSG customer agreement impairment charges consist of a $1.0 million charge in the quarter ending December 31, 2006, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes.

(e)	Other expense is described as follows:

•

Other expense consists of $0.5 million of mark to market losses for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our Consolidated Statements of Operations.

(f)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Securitization Programs. On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2006 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $226.9 million.

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

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

We have structured our Asset Backed Facility, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the Asset Backed Facility.

Senior Subordinated Notes. As part of the Financing Transactions, we offered and sold $150.0 million of Senior Subordinated Notes and received net proceeds of approximately $149.3 million. The indenture governing the Senior Subordinated Notes (the “Notes Indenture”), among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. The occurrence of an event of default under the Notes Indenture covenants could result in an acceleration of the principal amount of the Senior Subordinated Notes of approximately $150.0 million, plus any other amounts due under the Notes Indenture.

Off-Balance Sheet Arrangements

On June 28, 2005 Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Pursuant to a Purchase Agreement, dated June 28, 2005, between Alliance Laundry, as seller, and ALER, as buyer, Alliance Laundry will sell or contribute all of the trade receivables and certain of the equipment loans that it originates to ALER 2005. Immediately thereafter, pursuant to a Pooling and Servicing Agreement, dated June 28, 2005, ALER 2005 will sell such trade receivables and equipment loans to ALERT 2005A. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility (which lenders shall initially be certain affiliates of IXIS Financial Products Inc. and Lehman Brothers Holdings Inc. (collectively, the “Initial Lenders”)), pursuant to a master indenture, dated June 28, 2005 (the “Indenture”). The Bank of New York will act as indenture trustee under the Indenture. The Notes will be secured by all of the assets of ALERT 2005A. The Initial Lenders advanced $245.4 million against the maximum facility amount to ALERT 2005A on June 28, 2005 pursuant to a Note Purchase Agreement, dated June 28, 2005 (the “Note Purchase Agreement”).

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation (“Ambac”) in the form of a financial guaranty insurance policy (the “Policy”). All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

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

The Indenture provides that upon a written demand by the Control Party (initially, AMBAC as surety provider) after the occurrence of a rapid amortization event (including, among others, the occurrence of a shortfall in the applicable borrowing base (an amount calculated based on the value of the equipment loans or trade receivables, the value of the credit enhancements and certain other credit characteristics of the collateral) that remains unremedied for three or more business days; a draw on the reserve account; termination of or a drawing on the letters of credit providing credit enhancement for the benefit of the Notes (unless the proceeds are deposited in the reserve account); failure to maintain certain financial and other ratios; or the occurrence of an event of default or a servicer default) the Notes will amortize and borrowings under the Notes will cease. Upon written demand by the Control Party after the occurrence of a servicer default (including, among others, a failure to deposit amounts required to be deposited by the servicer, failure of the servicer or ALER 2005 to observe certain covenants, including financial covenants, which failure has a material adverse effect on the Control Party or lenders under the Asset Backed Facility, voluntary or involuntary bankruptcy of the servicer, a material adverse change in the financial condition or business of the servicer, occurrence of a cross default for indebtedness in excess of $5.0 million or failure of the equipment loans and trade receivables to meet certain performance metrics), the servicer may be replaced. The Indenture also includes usual and customary events of default for facilities of this nature (with customary grace periods and options for curing, as applicable). The Indenture provides that upon written demand by the Control Party after the occurrence of an event of default (including, among others, default in the payment of principal, interest or the premium to the surety provider when due or a draw on the Policy) the Notes may be accelerated and/or the collateral sold.

Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2006 was $30.5 million.

Gains on sales of notes receivable and other net finance program income in 2006 of approximately $6.3 million are included in equipment financing, net revenue. After June 27, 2009 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we may not be able to refinance the facility on advantageous terms or at all. At December 31, 2006 and 2005 we recorded $18.1 million and $16.9 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust. For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 6 and 7 to the consolidated financial statements.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under purchase and lease commitments as of December 31, 2006 and the new debt obligations in place as a result of the Transactions, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
	(dollars in thousands)
Long-term debt and capitalized lease obligations(1)(2)	$376,685	$526	$5,957	$5,299	$364,903
Projected interest on long-term debt(2)	154,745	28,503	55,799	55,899	14,544
Operating leases	4,674	1,000	1,742	1,165	767
Purchase commitments(3)	22,443	22,443	—	—	—
Other long-term obligations(4)	5,380	3,882	1,498	—	—

Total contractual cash obligations	$563,927	$56,354	$64,996	$62,363	$380,214

(1)	Long-term debt includes the Senior Credit Facility, Senior Subordinated Notes, Wisconsin Community Development Block Grant promissory notes and capitalized lease obligations.
(2)	$144.0 million of our outstanding debt at December 31, 2006, is subject to floating interest rates after giving effect to an interest rate swap agreement required by the Senior Credit Facility. Interest payments are projected based on rates in effect on December 31, 2006 and after giving effect to the interest rate swap agreement assuming no variable rate fluctuations going forward. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	Other long-term obligations includes a 2007 expected pension plan contribution of $1.1 million, $1.4 million related to a 2005 purchase of a business by our European Operations with installments over 5 years from 2005 to 2009, the payment of a one time retention bonus of $2.3 million in January, 2007 under retention bonus agreements which were entered into with certain Company executives concurrent with the Alliance Acquisition, and the payment of a one time retention bonus of $0.6 million in July, 2008 under a consulting agreement which was amended and restated concurrent with the CLD Acquisition.

Additionally, at December 31, 2006, we had outstanding letters of credit of $32.9 million. We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 15 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 14 to our consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31,	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Year Ended December 31,
	2006	2005	2005	2005	2004
	Successor	Successor	Predecessor	Combined (unaudited)	Predecessor
	(dollars in thousands)
Net cash provided by (used in) operating activities	$22,906	$6,628	$(6,619)	$9	$34,880
Net cash used in investing activities	(87,037)	(4,225)	(188)	(4,413)	(4,101)
Net cash provided by (used in) financing activities	69,985	(1,922)	(70)	(1,992)	(27,245)
Currency translation adjustment	292	—	—	—	—

Net increase (decrease) in cash and cash equivalents	$6,146	$481	$(6,877)	$(6,396)	$3,534

Cash generated from operating activities for the twelve months ended December 31, 2006 of $22.9 million was derived from $24.6 million of earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2006 of $24.5 million increased $15.4 million as compared to the balance of $9.1 million at December 31, 2005, which was primarily attributable to CLD Acquisition related increases. The investment in beneficial interests in securitized accounts receivable at December 31, 2006 of $28.6 million increased $6.3 million as compared to the balance of $22.3 million at December 31, 2005, which was primarily attributable to an increase in retained interests on trade receivables sold under the Asset Backed Facility. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2006 of $18.1 million increased $1.2 million as compared to the balance of $16.9 million at December 31, 2005, which was primarily attributable to an increase in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2006 of $49.7 million increased $20.6 million as compared to the balance of $29.1 million at December 31, 2005, which was primarily attributable to CLD Acquisition related increases. The working capital investment in accounts payable at December 31, 2006 of $21.4 million increased $13.5 million as compared to the balance of $7.9 million at December 31, 2005.

Cash generated from operating activities for the twelve months ended December 31, 2005 of nine thousand dollars was derived from $5.9 million of earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2005 of $9.1 million increased $3.5 million as compared to the balance of

$5.6 million at December 31, 2004. The investment in beneficial interests in securitized accounts receivable at December 31, 2005 of $22.3 million increased $3.0 million as compared to the balance of $19.3 million at December 31, 2004, which was primarily attributable to an increase in retained interests on trade receivables sold under the Asset Backed Facility. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2005 of $16.9 million decreased $2.5 million as compared to the balance of $19.4 million at December 31, 2004, which was primarily attributable to a decrease in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2005 of $29.1 million increased $2.3 million as compared to the balance of $26.8 million at December 31, 2004. The working capital investment in accounts payable at December 31, 2005 of $7.9 million decreased $3.7 million as compared to the balance of $11.6 million at December 31, 2004.

Capital Expenditures. Our capital expenditures for the twelve months ended December 31, 2006 and December 31, 2005 were $6.2 million and $4.4 million, respectively. Capital spending in 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases. Capital spending in 2005 was principally oriented toward product enhancements and manufacturing process improvements. Capital expenditures are expected to increase in 2007 due to a full year of capital projects associated with the CLD Acquisition and to support manufacturing process improvements.

Acquisition Spending. The CLD Acquisition price, net of cash acquired and including transaction costs, was approximately $87.0 million. The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and $20.3 million of incremental equity contributions from OTPP. Through December 31, 2006, we have spent $83.6 million ($82.3 million in acquisition costs and $1.3 million in debt financing costs) of the $87.0 million acquisition price. We anticipate spending $1.9 million of the remaining funds, related to the Facility closure reserve, in 2007.

Recently Issued Accounting Pronouncements

During December 2004 the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We adopted SFAS 123R using the modified-prospective method in the fourth quarter of calendar year 2005.

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a new exposure draft is anticipated in the second quarter of 2007.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for us on January 1, 2007. The provisions of SFAS No. 156 are not expected to affect our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In June 2006 the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record gross receipts taxes and miscellaneous other taxes on a net basis in our Consolidated Statements of Operations. Should we conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

In September 2006 the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The provisions of SAB No. 108 did not have a material affect on the Company’s consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as we do not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on our consolidated financial position is being assessed.

Forward Looking Statements

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 14 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation.

Interest Rate Risk. We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $150 million Senior Subordinated Notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity.

The fair value of our Senior Subordinated Notes was approximately $147.8 million based upon prevailing prices in recent market transactions as of December 31, 2006. We estimate that this fair value would increase/decrease by approximately $6.3 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2006.

Under the terms of our Senior Credit Facility, we are required to provide interest rate protection; in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $224.0 million at December 31, 2006, $80.0 million of which is covered by interest rate swap agreements and the balance of $144.0 million is variable rate term loan borrowings. An assumed 10% increase/decrease in the variable interest rate of 7.6% in effect at December 31, 2006 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.1 million.

On March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest received during 2006 was $0.8 million. The fair value of this interest rate swap agreement, which represents the amount that we would receive if we were to settle the instrument, was $1.1 million at December 31, 2006.

On July 21, 2006 we entered into a $13.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2006 was $0.01 million. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $0.2 million at December 31, 2006.

An assumed 10% increase/decrease in interest rates under our special-purpose entity at December 31, 2006 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2006 of $18.1 million by approximately $0.6 million.

Foreign Currency Risk. We have manufacturing, sales and distribution facilities in Belgium and sales and distribution facilities in Norway and Spain; and we make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales from our U.S. operations are denominated in U.S. dollars, with the CLD Acquisition in July 2006, we are exposed to transactional and translational foreign exchange risk related to our European Operations. In 2006 our net revenues from our European Operations were approximately $36.5 million, which represented 10% of our total net revenues.

Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. At December 31, 2006 we did not have any outstanding forward contracts hedging our underlying nonfunctional receivables or payables.

Our primary translation exchange risk exposure at December 31, 2006 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. The resulting translation adjustments are recorded in accumulated other comprehensive income as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive income at December 31, 2006 is a $1.8 million gain. The net amount invested in foreign operations at December 31, 2006 was approximately $66.0 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We are a purchaser of certain commodities, including steel and stainless steel. In addition, we are a purchaser of raw materials and components containing various commodities, including nickel, zinc, chrome, aluminum, and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process. From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. We do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2006 Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	63

Consolidated Statements of Income for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	64

Consolidated Statements of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	65

Consolidated Statements of Cash Flows for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	66

Notes to Consolidated Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), member(s)’ equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries (Successor Company) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period January 28, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

In our opinion, the accompanying consolidated statements of income (loss), member(s)’ equity (deficit) and comprehensive income (loss) and consolidated statements of cash flows present fairly, in all material respects, the results of the operations of Alliance Laundry Holdings LLC and its subsidiaries (Predecessor Company) and their cash flows for the period January 1, 2005 to January 27, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 28, 2006

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,221	$5,075
Accounts receivable (net of allowance for doubtful accounts of $949 and $104 at December 31, 2006 and 2005, respectively)	24,523	9,056
Inventories, net	49,746	29,050
Beneficial interests in securitized accounts receivable	28,641	22,327
Deferred income tax asset, net	3,656	433
Prepaid expenses and other	4,684	2,139

Total current assets	122,471	68,080
Notes receivable, net	4,018	6,131
Property, plant and equipment, net	73,789	66,869
Goodwill	180,778	139,903
Beneficial interests in securitized financial assets	18,055	16,939
Deferred income tax asset, net	9,177	8,932
Debt issuance costs, net	10,318	11,172
Intangible assets, net	153,108	145,433

Total assets	$571,714	$463,459

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$526	$—
Revolving credit facility	—	—
Accounts payable	21,438	7,866
Deferred income tax liability, net	216	—
Other current liabilities	37,087	26,500

Total current liabilities	59,267	34,366
Long-term debt and capital lease obligations:
Senior credit facility	224,000	177,000
Senior subordinated notes	149,430	149,336
Other long-term debt and capital lease obligations	2,159	—
Deferred income tax liability, net	6,939	—
Other long-term liabilities	11,935	8,924

Total liabilities	453,730	369,626
Commitments and contingencies (see Note 14)
Member(s)’ equity	117,984	93,833

Total liabilities and member(s)’ equity	$571,714	$463,459

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Net revenues:
Equipment and service parts	$359,755	$287,705	$20,303	$274,887
Equipment financing, net	6,313	8,940	380	6,100

Net revenues	366,068	296,645	20,683	280,987
Cost of sales	278,370	225,706	15,585	199,010

Gross profit	87,698	70,939	5,098	81,977

Selling, general and administrative expenses	52,303	38,632	3,829	39,879
Securitization, impairment and other costs	7,150	10,009	—	—
Transaction costs associated with sale of business	—	—	18,790	—

Total operating expenses	59,453	48,641	22,619	39,879

Operating income (loss)	28,245	22,298	(17,521)	42,098
Interest expense	31,177	24,117	995	25,439
Loss from early extinguishment of debt	—	—	9,867	—
Costs related to abandoned public offerings	—	—	—	4,823
Other (expense) income, net	(417)	—	—	—

(Loss) income before taxes	(3,349)	(1,819)	(28,383)	11,836
(Benefit) provision for income taxes	(1,532)	(1,158)	9	71

Net (loss) income	$(1,817)	$(661)	$(28,392)	$11,765

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Member(s)’ Equity (Deficit)	Management Loans	Minimum Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity (Deficit)
Predecessor balances at December 31, 2003	$(142,992)	$(1,380)	$(3,622)	$2,236	$—	$(145,758)
Net income	11,765	—	—	—	—	11,765
Change in minimum pension liability and other benefits, net	—	—	3	—	—	3
Unrealized holding gain (loss), net	—	—	—	(1,107)	—	(1,107)

Total comprehensive income						$10,661

Predecessor balances at December 31, 2004	(131,227)	(1,380)	(3,619)	1,129	—	(135,097)
Net (loss) from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	—	(28,392)
Unrealized holding gain (loss), net	—	—	—	203	—	203

Total comprehensive (loss)						$(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	—	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	—	96,576
Net (loss) from January 28, 2005 through December 31, 2005	(661)	—	—	—	—	(661)
Change in minimum pension liability and other benefits, net	—	—	(751)	—	—	(751)
Unrealized holding gain (loss), net	—	—	—	(1,331)	—	(1,331)

Total comprehensive (loss)						$(2,743)

Successor balances at December 31, 2005	94,583	—	(751)	1	—	93,833
Issuance of common stock	23,493	—	—	—	—	23,493
Repurchased stock	(50)	—	—	—	—	(50)
Net (loss)	(1,817)	—	—	—	—	(1,817)
Change in minimum pension liability and other benefits, net	—	—	726	—	—	726
Unrealized holding gain (loss), net	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	1,800	1,800

Total comprehensive income						$708

Successor balances at December 31, 2006	$116,209	$—	$(25)	$—	$1,800	$117,984

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(1,817)	$(661)	$(28,392)	$11,765
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	21,790	20,187	526	9,695
Non-cash interest (income) expense	424	(933)	351	4,415
Non-cash executive unit compensation	1,120	1,120	1,089	5,579
Non-cash intangible impairment	2,431	1,767	—	—
Non-cash debt financing write-off	—	—	5,751	—
Non-cash inventory expense	3,193	6,246	—	—
Deferred income taxes	(2,739)	(1,158)	—	—
Loss on sale of property, plant and equipment	175	48	—	42
Changes in assets and liabilities:
Accounts receivable	9,975	(2,889)	(556)	3,546
Inventories	(2,896)	(456)	(1,833)	(546)
Other assets	(9,517)	246	101	344
Accounts payable	204	(22,828)	19,076	339
Other liabilities	563	5,939	(2,732)	(299)

Net cash provided by (used in) operating activities	22,906	6,628	(6,619)	34,880

Cash flows from investing activities:
Additions to property, plant and equipment	(6,150)	(4,229)	(188)	(4,166)
Acquisition of businesses, net of cash acquired	(82,308)	—	—	—
Proceeds on disposition of assets	1,421	4	—	65

Net cash used in investing activities	(87,037)	(4,225)	(188)	(4,101)

Cash flows used in financing activities:
Principal payments on long-term debt	(13,123)	(23,000)	1	(27,245)
Net increase in revolving line of credit borrowings	—	—	—	—
Proceeds from promissory notes	1,000	—	—	—
Proceeds from senior term loan	60,000	200,000	—	—
Proceeds from senior subordinate notes	—	149,250	—	—
Repayment of long-term debt	—	(275,920)	—	—
Issuance of common stock	23,493	117,000	—	—
Repurchase of common stock	(50)	—	—	—
Distribution to old unitholders	—	(154,658)	—	—
Debt financing costs	(1,335)	(13,230)	—	—
Cash paid for capitalized offering related costs	—	(1,364)	—	—
Net proceeds - management note	—	—	(71)	—

Net cash provided by (used in) financing activities	69,985	(1,922)	(70)	(27,245)

Effect of exchange rate changes on cash and cash equivalents	292	—	—	—

Increase (decrease) in cash	$6,146	$481	$(6,877)	$3,534
Cash at beginning of period	5,075	4,594	11,471	7,937

Cash at end of period	$11,221	$5,075	$4,594	$11,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,642	$19,699	$1,133	$21,876
Cash paid for income taxes	$687	$55	$9	$71

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity.

We design, manufacture and service a full line of commercial laundry equipment for sale in the U.S. and international markets. We also manufacture consumer washing machines for sale to domestic and international customers. We produce products in the U.S. at two manufacturing plants located in Ripon, Wisconsin. We also produce products at two manufacturing plants located in Belgium. Additionally, we provide equipment financing to laundromat operators and other end-users in the U.S.

Alliance originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and it was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business (“Amana Transaction”), Raytheon Appliances, Inc. was dissolved and Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon’s appliance business. On May 5, 1998, a recapitalization (the “Recapitalization”) and merger transaction occurred, whereby Raytheon Commercial Laundry LLC was renamed Alliance Laundry Holdings LLC; and Bain Capital Partners, LLC, (“Bain”) and members of our management acquired 93% common equity interest in Alliance Holdings. In connection with the Recapitalization and other related transactions, substantially all of our assets and liabilities where contributed to Alliance Laundry, as the only direct subsidiary of Alliance Holdings. Alliance Laundry now comprises all of our operating activities. On January 27, 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”) and members of our management indirectly acquired 100% of the outstanding equity interests in Alliance Holdings through ALH (See Note 2).

Basis of Presentation

As a result of the January 27, 2005 transactions described further in Note 2, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical or horizontal line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Standard (SFAS) No. 141, “Business Combinations.” The basis of the assets and liabilities has been reflected at fair market values in the Successor financial statements.

The consolidated financial statements as of December 31, 2006 and December 31, 2005, and for the period ending December 31, 2006 and the period from January 28, 2005 through December 31, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC and its wholly and majority-owned direct and indirect subsidiaries.

The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company accounts for its 50.0% voting interest in IPSO-Rent NV and IPSO-Rent Deutschland GmbH under the equity method. Each of the joint venture partners of IPSO-Rent NV and IPSO-Rent Deutschland GmbH has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany transactions have been eliminated. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within member(s)’ equity.

Note 2 - Sale of Alliance Laundry Holdings LLC:

On January 27, 2005 ALH, an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Holdings pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.6 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.0 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.” The Alliance Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of December 31, 2006 approximately 91.1% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is owned by our management.

In connection with the closing of the Alliance Acquisition, we consummated the following financing transactions (the “Financing Transactions,” which we refer to, together with the Alliance Acquisition, as the “Transactions”):

•

the closing of the issuance of $150.0 million 8 1/2% senior subordinated notes due January 15, 2013, (the “Senior Subordinated Notes.”) The net proceeds from the Senior Subordinated Notes offering were $149.3 million;

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

•

the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility (which Senior Credit Facility was amended and restated on July 14, 2006 in conjunction with the CLD Acquisition). On the closing date (January 27, 2005), the term loan facility was drawn in full, but the revolving credit facility remained undrawn (of which $22.2 million was available due to $27.8 million of letters of credit issued and outstanding as of the closing date); and

•

the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”).

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the Senior Credit Facility, and Alliance Holdings became a guarantor of the Senior Credit Facility and the Senior Subordinated Notes.

Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry.

The Alliance Acquisition price including transaction costs was approximately $466.3 million. The sources and uses of funds in connection with the Alliance Acquisition are summarized below:

Sources:
Proceeds from Senior Term Loan	$200,000
Proceeds from 8 1/2% Senior Subordinated Notes due 2013	149,250
Proceeds from equity investors	108,396
Reinvestment of equity	8,604

Total sources	$466,250

Uses:
Stated purchase price	$450,000
Working capital adjustment	791
Fees and expenses	15,459

Total uses	$466,250

The Company has allocated the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of net assets acquired was finalized during the second quarter of 2005 and is summarized below:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

The following condensed pro-forma unaudited disclosure for net revenues, operating income (loss), and net (loss) income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Alliance Acquisition; and (ii) the Financing Transactions (collectively the “Transactions”). These pro-forma disclosures assume that the Transactions had occurred at the beginning of each of the periods presented and include adjustments for depreciation, amortization, interest expense and taxes. Transaction costs related to the sale of the business of $18.8 million and loss on early extinguishment of debt of $9.9 million, included in the January 1, 2005 through January 27, 2005 period, have not been eliminated in the year ended December 31, 2005 pro-forma disclosure. Additionally, the pro-forma disclosures for the year ended December 31, 2004 do not reflect amortization for the inventory step-up to fair market value of $6.2 million.

	Years Ended December 31,
	2005	2004
Net revenues	$317,328	$280,987
Operating income (loss)	$4,711	$33,861
Net (loss) income	$(18,299)	$3,086

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

Note 3 – CLD Acquisition and Related Activity:

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”.) CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.0 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.0 million. The CLD Acquisition resulted in approximately $40.2 million of goodwill, of which approximately $8.1 million is tax deductible, and $16.7 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 8, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.0 million equity bridge facility. The equity bridge facility was replaced by an additional equity contribution from OTPP of $20.3 million in September of 2006.

The Company believes the addition of CLD’s IPSO and Cissell brands, the addition of CLD’s soft mount washer-extractor product line and having production facilities in Europe will significantly strengthen its ability to participate in the global laundry marketplace.

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Sources:
Cash from operations	$3,533
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,026

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,960
Facility closure reserve	5,001

Total uses	$87,026

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,329
Property, plant and equipment	14,477
Goodwill	40,232
Other intangible assets	16,721
Debt issuance costs	1,335
Other noncurrent assets	1,296

Total assets	118,390

Current liabilities	18,437
Noncurrent liabilities	12,927

Total liabilities	31,364

Net assets acquired	$87,026

The preliminary allocation of the CLD Acquisition price to intangible assets and associated lives are summarized below:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Amount	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	3,210	20 Years
Intangible assets - U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets - engineering and manufacturing designs and processes	7,717	10 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$16,721

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.7 million and European Operations in the amount of $30.5 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the U.S. CLD restructuring costs becomes available.

The division acquired from LSG on July 14, 2006, did not issue separate financial statements on an annual or interim basis prior to the acquisition by Alliance. The following condensed pro-forma unaudited disclosure of net revenues and operating income for CLD for the years ended December 31, 2006 and December 31, 2005 are based on financial information provided to the Company by LSG for periods prior to July 14, 2006, adjusted to give effect as if the CLD Acquisition had occurred on January 1, 2005, plus results of operations for CLD since the date of acquisition. The pro-forma disclosures for the year ended December 31, 2005 do not reflect amortization for the inventory step-up to fair value of $3.2 million. The 2005 pro-forma results include the combined Successor and Predecessor periods.

	Years Ended December 31,
	2006	2005
Net revenues	$417,206	$403,605
Operating income (loss)	$36,222	$10,033
Net (loss) income	$2,042	$(28,171)

The pro-forma CLD information is not necessarily indicative of what the results of operations would actually have been had the acquisition occurred on January 1, 2005.

In connection with the CLD Acquisition, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the CLD Acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize costs of the restructuring plan for the CLD Acquisition in the second quarter of 2007 and expects the restructuring cost to be approximately $5.0 million.

The following table summarizes the restructuring reserve of $5.0 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets:

	Balance at July 14, 2006	Utilized Cash	Balance at December 31, 2006
One-time termination benefits	$3,102	$(824)	$2,278
Other labor related costs	224	(108)	116
Relocation of tooling and equipment	967	(261)	706
Other related expenses	708	(623)	85

	$5,001	$(1,816)	$3,185

On August 8, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The Company substantially completed the Discontinuation and Closure as of December 31, 2006.

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximates its carrying value. This transaction was completed in January 2007, and was subject to customary closing conditions.

Note 4 – Significant Accounting Policies:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries that are consolidated in conformity with accounting principles

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

generally accepted in the United States of America (U.S. GAAP). The Company accounts for its 50.0% voting interest in IPSO-Rent NV and IPSO-Rent Deutschland GmbH under the equity method. Each of the joint venture partners of IPSO-Rent NV and IPSO-Rent Deutschland GmbH has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany transactions have been eliminated. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within member(s)’ equity.

Cash, Cash Equivalents and Cash Management

All highly liquid debt instruments with an initial maturity of three months or less at the date of purchase are considered cash equivalents.

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

Financing Program Revenue

As discussed below, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. We earn a servicing fee, based on the average outstanding balance. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125.” We apply the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Retained Beneficial Interests in Securitized Financial Assets.” In accordance with the provisions of EITF 99-20, we recognize write-downs of our retained interests pursuant to the impairment provisions of EITF 99-20. We recognize interest income on retained beneficial interests in accordance with EITF 99-20. We also recognize interest income on beneficial interests retained in the period the interest is earned. We retain the servicing rights and receive a servicing fee for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in equipment financing, net revenue.

Sales of Accounts Receivable and Notes Receivable (See Notes 6 and 7)

According to SFAS No. 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We sell all of our trade receivable and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 140 requirements for sale treatment. Accordingly, we remove these receivables from our balance sheet at the time of transfer.

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

Notes Receivable

Notes receivable reflect equipment loans that we expect to sell shortly after the balance sheet date, and non-performing and other loans not eligible for sale to our existing securitization facility. Notes receivable are stated at the principal amount outstanding, net of the allowance for credit losses. Interest income is accrued as earned on outstanding balances. Recognition of income is suspended when we determine that collection of future income is not probable (after 90 days past due). Fees earned and incremental direct costs incurred upon origination of equipment loans are not significant.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. However, under SFAS No. 142, goodwill shall be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2006.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Additionally, under SFAS No. 142, intangible assets not subject to amortization (indefinite lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. These assets are tested for impairment separately from goodwill under paragraph 17 of the SFAS No. 142 and EITF 02-7 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life as the Company expects to continue to use these assets for the foreseeable future, there are no limitations of a legal, regulatory, or contractual nature that limits the period of time for which the Company can use these assets, the Company has the right to continue to use these assets and can continue to do so with limited cost to the Company, and the effects of obsolescence, demand, competition, and other economic factors are not expected to impact the indefinite life assumptions.

The method used to determine the fair value of the trademarks and tradenames is based on management prepared analysis. This analysis was the relief from royalty method to value the trademarks incorporating projected sales related to the trademarks and tradenames. Based on the impairment analysis required by SFAS No. 142 for indefinite lived intangible assets, we recorded a reduction in the value of the Ajax trademark of $1.7 million at December 31, 2005. A further Ajax impairment charge of $1.4 million was recorded in the quarter ending March 31, 2006, resulting from the Company’s decision to discontinue sales of Ajax products and sell this product line to a third party. We received $1.2 million from the sale of the Ajax trademark in June of 2006.

In the quarter ending December 31, 2006 the Company recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes.

Income Taxes

Subsequent to the Alliance Acquisition, the income tax provision (benefit) is computed based on the pretax income (loss) included in the consolidated statement of income. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, operating loss and capital loss carry forwards, and income tax credits, would be realized. We have recorded a valuation allowance to reduce our deferred income tax assets based on our assessment of future taxable income. If our estimate of future taxable income changes at any time in the future, we may have to adjust the valuation allowance; recording such an adjustment could have a material adverse effect on our consolidated statement of income.

Under APB 23 “Accounting for Income Taxes – Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries that are not part of a consolidated tax return unless such earnings could be deemed to be indefinitely reinvested. The Company plans to have its foreign subsidiaries pay dividends to the U.S. and has, therefore, provided deferred taxes on the unremitted earnings.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Prior to the Alliance Acquisition, we were a stand-alone limited liability company and were not subject to federal and most state income taxes.

Debt Issuance Costs

As a result of the Alliance Acquisition, in 2005 we capitalized as debt issuance costs the fees associated with the Senior Credit Agreement and the Senior Subordinated Notes, totaling $13.2 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million. Accumulated amortization related to these debt issuance costs was $4.2 million at December 31, 2006 and $2.1 million at December 31, 2005.

As a result of the 1998 Recapitalization and as a result of amending and restating our 2002 Senior Credit Facility in 2002, we had previously capitalized as debt issuance costs the fees associated with these facilities of $13.4 million. As a result of the Transaction, in the period ended January 27, 2005 we wrote-off $5.8 million of remaining debt issuance costs associated with these prior financing arrangements.

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The reserves for extended warranties are included in the table in Note 15.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $7.9 million for the year ended December 31, 2006, $5.9 million for the period from January 28, 2005 through December 31, 2005, $0.5 million for the period from January 1, 2005 through January 27, 2005 and $7.2 million for the year ended December 31, 2004.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $3.1 million for the year ended December 31, 2006, $3.3 million for the period from January 28, 2005 through December 31, 2005, $0.3 million for the period from January 1, 2005 through January 27, 2005 and $3.0 million for the year ended December 31, 2004.

Pre-Alliance Acquisition Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M interests in 2003 (see Note 18). These units were issued for nominal consideration based upon the

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

subordinated nature of such interests, and represented performance-based compensatory awards for accounting purposes. Compensation expense was measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it became probable that certain fair value target multiples, as defined, would be achieved. We recognized $1.1 million in non-cash incentive compensation expense related to these units in the period ended January 27, 2005 and $5.6 million for the year ended December 31, 2004. All Class B and C Unit interests were settled in connection with the consummation of the Transactions on January 27, 2005.

ALH Stock Option Plan

On January 27, 2005 in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price of $100 per share, subject to certain requirements. As of December 31, 2006 stock options represented an aggregate of 8.8% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 40% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH. ALH is viewed as a nonpublic company for the purposes of applying FAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of FAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

No further options have been issued since January 27, 2005 and no options were exercised in the year ended December 31, 2006. Based upon a valuation of these stock options, we recognized $1.1 million and $1.1 million of compensation expense for the Successor periods ended December 31, 2006 and 2005, respectively. No expense was recognized for the period ended December 31, 2006 or for the period ended December 31, 2005 for the performance options as the specified annual targets for the respective years was not attained and other earnings target requirements are currently not expected to be attained.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of our Senior Subordinated Notes at December 31, 2006 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps are obtained based upon third party quotes.

Derivative Financial Instruments

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 139. SFAS No. 133 as amended, requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

We recognized a loss reflecting changes in the fair value of interest rate swaps of $0.3 million for the year ended December 31, 2006 and gains of $1.1 million for the period from January 28, 2005 through December 31, 2005, nine thousand dollars for the period from January 1, 2005 through January 27, 2005 and $0.2 million for the year ended December 31, 2004.

The Company periodically enters into short-term gas supply contracts for its facilities. The Company concluded that these contracts met the normal purchases and sales exception of SFAS 133, and therefore does not record the fair value of these instruments in the financial statements.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to certain international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 10.2%, 12.6% and 13.7% of net revenues in 2006, 2005, and 2004 respectively.

Recently Issued Accounting Standards

During December 2004 the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. The Company adopted SFAS 123R using the modified-prospective method in the fourth quarter of calendar year 2005.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is anticipated in the second quarter of 2007.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the Company on January 1, 2007. The provisions of SFAS No. 156 are not expected to affect the Company’s consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006 the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts taxes and miscellaneous other taxes on a net basis in its Consolidated Statements of Operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

In September 2006 the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The provisions of SAB No. 108 did not have a material affect on the Company’s consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as the Company does not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on the Company’s consolidated financial position is being assessed.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 5 – Infrequently Occurring Items:

Asset Impairment Charges

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. The non-cash impairment charge recorded in the quarter ending March 31, 2006 is a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. Based on the offer received, which is discussed in the paragraph below, the fair value of the Ajax trademark was determined to be $1.4 million less than the carrying value of the Ajax trademark as of December 31, 2005. We had previously reduced the value of the Ajax trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” The reduction in value recorded in the fourth quarter of 2005 was a result of our determination that the growth projections for the Ajax line would not be achieved. When the new growth projections were utilized in preparing the asset impairment test, an impairment charge was identified and recorded in the fourth quarter of 2005. These amounts are recorded within the securitization, impairment and other costs line item of the Consolidated Statements of Operations.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

On June 15, 2006 Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “Ajax” trademark and tradename) associated with the Company’s line of Ajax pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell service and repair parts using the Ajax trademark or tradename for ten years from the date of the Purchase Agreement.

In the quarter ending December 31, 2006 the Company recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes.

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.0 million, comprised of (1) approximately $3.0 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.0 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.3 million of other related expenses. Of the $10.0 million, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.6 million is expected to be incurred prior to June 30, 2007 and relates primarily to continuing facility costs prior to disposition.

The table below summarizes the costs incurred by period and also summarizes where such costs are reflected in the Company’s Consolidated Statements of Operations:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
	(dollars in thousands)
Cash costs:
One-time termination benefits and relocation	$2,421	$488
Other labor related costs	2,466	102
Relocation of the Facility’s tooling and equipment	1,946	12
Other related expenses	2,007	1

Total cash costs	8,840	603

Noncash costs:
Pension curtailment benefit	(513)	—
Retiree medical curtailment benefit	(619)	—
Accelerated depreciation	4,031	1,021

Total noncash costs	2,899	1,021

Total closure costs	$11,739	$1,624

Cost of sales	$4,031	$1,021
Selling, general and administrative expense	2,989	428
Securitization, impairment and other costs	4,719	175

Total closure costs	$11,739	$1,624

Costs Associated with 2005 Asset Backed Facility

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. In connection with the establishment of the Asset Backed Facility, the Company incurred $8.1 million of expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million. These amounts are recorded within the securitization, impairment and other costs line of the Consolidated Statements of Operations.

Alliance Acquisition Related Costs

In connection with the Alliance Acquisition, the Company incurred $18.8 million of seller related expenses. These amounts were expensed in the period ended January 27, 2005, and are reflected as a deduction in determining operating income (loss). In connection with the Alliance Acquisition, the Company also incurred $9.9 million of expenses related to the early redemption of debt. These amounts were expensed in the period ended January 27, 2005, and are reflected as a loss from early extinguishment of debt.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 6 - Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2006 approximates 9.8% with terms ranging from 2 to 9 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2006 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $226.9 million.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

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

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the Asset Backed Facility. In conjunction with the ALERT 2002A Facility, Alliance Laundry established a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”). ALER 2002 ceased operations on June 28, 2005 and was terminated on August 14, 2006.

On November 28, 2000, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”), and a trust, Alliance Laundry Equipment Receivables Trust 2000-A (“ALERT”), completed the securitization of $137.8 million of notes receivable related to equipment loans (the “ALERT 2000A Facility”). On July 15, 2005, pursuant to a clean up call option, Alliance Laundry re-purchased the remaining equipment loans and related collateral from ALERT; and ALER and ALERT ceased operations and the ALERT 2000A Facility was terminated. Substantially all of the equipment loans repurchased by Alliance Laundry were resold to the Asset Backed Facility.

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income for the year ended December 31, 2006 (Successor) of approximately $6.3 million; for the period January 28, 2005 through December 31, 2005 (Successor) of approximately $8.9 million; for the period January 1, 2005 through January 27, 2005 (Predecessor) of approximately $0.4 million; for the year ended December 31, 2004 (Predecessor) of approximately $6.1 million, are included in equipment financing, net revenue.

At December 31, 2006 we recorded $18.1 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005. At December 31, 2005 we recorded $16.9 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The estimated fair value of our beneficial interests in the notes sold to ALER 2005 are based on the amount and timing of expected distributions to us as the holder of ALER 2005’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of amounts due under the notes issued by ALERT 2005 is accelerated upon an event of default or rapid amortization event (as those events are defined in the Asset Backed Facility indenture). These events include (i) delinquency or default ratios on equipment loans exceeding certain specified levels, (ii) a termination of us, as servicer, due to non-compliance with certain financial covenants or a material adverse change in our business and (iii) a number of other specified events.

We retain the servicing rights and receive a servicing fee for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. We recognize interest income on retained beneficial interests in accordance with EITF 99-20. We also recognize interest income on beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in equipment financing, net revenue.

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entity:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2006		December 31, 2005
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total portfolio	$238,295	$5,507	$234,884	$4,839
Less: loans sold	233,547	4,225	227,845	4,270

Loans held	4,748	$1,282	$7,039	$569

Allowance for loan losses	(829)		(908)

	$3,919		$6,131

	For The Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 Through January 27, 2005
	Successor	Successor	Predecessor
Proceeds from sales of loans	$97,606	$95,201	$6,660
Purchase of delinquent or foreclosed assets	$—	$—	$—
Servicing fees and other net cash flows received on retained interests	$10,668	$9,833	$971

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2006, 2005 and 2004 were 0.54%, 0.52% and 0.66% respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2004 (Predecessor)	$1,700	$700	$870	$1,530
January 27, 2005 (Predecessor)	$1,530	108	102	$1,536
December 31, 2005 (Successor)	$1,536	(597)	31	$908
December 31, 2006 (Successor)	$908	124	203	$829

In 2005 the Company recognized $0.6 million of income which was primarily the result of favorable recoveries on Equipment Notes Receivable not sold. Based on historical trends approximately 40% of defaulted equipment loans are written off. When recovery rates are different, the Company adjusts its estimated recoveries accordingly. During 2005 the Company experienced recovery rates higher than the 60% historical rate on certain defaulted loans that were paid off during the year. This resulted in a favorable adjustment to the equipment notes reserve.

In 2005 the Company instituted a more aggressive program to recover on personal guaranties on defaulted equipment loans. This program generated income on several loans that were previously written

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

off as uncollectible. It is the Company’s policy to write off the balance due on an equipment note receivable after the equipment supporting the loan has been sold and any proceeds have been applied against the outstanding balance. The Company pursues personal guarantees for the deficiencies.

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2005, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account.

	December 31,
	2006	2005
Beneficial interests in notes sold to ALER 2005	$18,055	$16,939

Key economic assumptions used in valuing retained interests at December 31, 2006 and 2005 were as follows:

	2006	2005
Average prepayment speed (per annum)	25.0%	25.0%

Expected credit losses (per annum)	1.0%	1.0%

Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 22 months at December 31, 2006.

At December 31, 2006 and 2005, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2006	2005
Prepayment speed assumption:
Impact on FV 10% adverse change	$(197)	$(204)
Impact on FV 20% adverse change	$(390)	$(402)

Expected credit losses:
Impact on FV 10% adverse change	$(253)	$(243)
Impact on FV 20% adverse change	$(505)	$(485)

Residual cash flow discount rate:
Impact on FV 10% adverse change	$(304)	$(282)
Impact on FV 20% adverse change	$(598)	$(555)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 7 - Sales of Accounts Receivable:

As described in Note 6, we, through our bankruptcy remote subsidiary ALER 2005, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2006 was $69.0 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $42.0 million.

Losses on sales of trade accounts receivable and related expenses of $3.0 million, $2.1 million and $1.8 million in 2006, 2005 and 2004 respectively, are included in selling, general and administrative expenses. Our retained interest in trade accounts receivable sold to ALER 2005 was $28.6 million at December 31, 2006 and $22.3 million at December 31, 2005.

Note 8 – Goodwill and Other Intangibles:

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of 2 years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Amortization expense	$5,790	$4,150	$14	$197

The following is a summary of identifiable intangible assets as of December 31, 2006:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,778	$—	$112,778
Customer agreements and distributor network	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,601	1,907	13,694
Noncompete agreements	1,772	406	1,366
Patents	276	14	262
Computer software and other	1,075	469	606

	$162,395	$9,287	$153,108

The following is a summary of identifiable intangible assets as of December 31, 2005:

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,336	$—	$112,336
Customer agreements and distributor network	28,247	3,330	24,917
Engineering and manufacturing designs and processes	7,861	592	7,269
Patents	233	3	230
Computer software and other	906	225	681

	$149,583	$4,150	$145,433

Estimated amortization expense for existing identifiable intangible assets beginning in 2007 is expected to be approximately $6.6 million, $6.2 million, $5.4 million, $5.1 million and $4.8 million for each of the years in the five-year period ending December 31, 2011. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

In connection with the Alliance Acquisition, the Company recorded approximately $150.6 million of Successor goodwill. In accordance with EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” the goodwill attributable to the Predecessor basis of $10.7 million has been recorded as a reduction of equity. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Successor goodwill will not be amortized but will be subject to an annual impairment test.

The changes in the carrying value of goodwill for the years ended December 31, 2005 and December 31, 2006 are summarized as follows:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Goodwill
Balance as of December 31, 2004	$55,414
Alliance Acquisition and purchase accounting, net	84,489

Balance at December 31, 2005	139,903
Goodwill from CLD Acquisition	40,232
Currency translation and other	643

Balance at December 31, 2006	$180,778

As of December 31, 2005 pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we recorded no adjustment to the carrying value of goodwill and we recorded a reduction in the value of the Ajax trademark of $1.7 million which is reflected in securitization, impairment and other costs. On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. On June 15, 2006 Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “Ajax” trademark and tradename) associated with the Company’s line of Ajax pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell service and repair parts using the Ajax trademark or tradename for ten years from the date of the Purchase Agreement.

As of December 31, 2006, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we recorded no adjustment to the carrying value of goodwill and the indefinite lived trademarks and tradenames. In addition, we recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes. The carrying value of the trademarks and tradenames approximated $112.8 million at December 31, 2006 and estimated fair value exceeded carrying value by $31.5 million based upon the impairment test.

Note 9 - Inventories:

Inventories consisted of the following at:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2006	December 31, 2005
Materials and purchased parts	$21,883	$10,259
Work in process	7,155	4,448
Finished goods	23,109	15,859
Less: inventory reserves	(2,401)	(1,516)

	$49,746	$29,050

The Company recorded inventories at fair market value as a result of the Alliance Acquisition. This resulted in a net write-up of $6.2 million. This amount was expensed in cost of sales in 2005 as this inventory was sold. The Company recorded inventories acquired in the CLD Acquisition at fair market value. This resulted in a net write-up of $3.2 million. This amount was expensed in cost of sales in 2006 as this inventory was sold.

Note 10 - Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31, 2006	December 31, 2005

Land	$3,087	$1,008
Buildings and leasehold improvements	35,060	29,671
Capital leases	2,081	—
Machinery and equipment	55,886	47,723

	96,114	78,402
Less: accumulated depreciation	(27,661)	(13,943)

	68,453	64,459
Construction in progress	5,336	2,410

	$73,789	$66,869

Depreciation expense was $13.8 million for the year ended December 31, 2006, $14.0 million for the period from January 28, 2005 through December 31, 2005, $0.5 million for the period from January 1, 2005 through January 27, 2005 and $7.6 million for the year ended December 31, 2004.

Note 11 – Other Current Liabilities:

The major components of other current liabilities consisted of the following at:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2006	December 31, 2005

Warranty reserve	$7,194	$4,109
Accrued sales incentives	4,204	4,021
Salaries, wages and other employee benefits	11,859	9,701
Accrued interest	6,907	6,903
CLD restructuring reserve	3,185	—
Other current liabilities	3,738	1,766

	$37,087	$26,500

Note 12 – Debt:

Debt consisted of the following at:

	December 31, 2006	December 31, 2005

Senior Credit Facility	$224,000	$177,000
Senior subordinated notes	149,430	149,336
Revolving credit facility	—	—
Other long-term debt	998	—
Capital lease obligations	1,687	—

Gross long-term debt	376,115	326,336
Less: current portion	(526)	—

	$375,589	$326,336

Senior Credit Facility

Concurrent with the closing of the Alliance Acquisition on January 27, 2005, we entered into a Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility.

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

After considering the scheduled payments of $3.7 million and $32.3 million of cumulative voluntary prepayments made through December 31, 2006, the Term Loan Facility requires quarterly principal payments of approximately $0.6 million beginning March 31, 2008 though December 31, 2011. The final principal payment of $214.9 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the Senior Credit Facility.

The Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Senior Credit Facility. A portion of the Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $32.9 million at December 31, 2006.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The applicable margin for the Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of December 31, 2006 was 7.60%.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $55.0 million revolving loan commitment. We recognized $0.1 million of interest expense for commitment fees in 2006. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the Revolving Credit Facility, which currently is 2.50%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

Senior Subordinated Notes

As part of the Financing Transactions on January 27, 2005, we offered and sold $150.0 million of Senior Subordinated Notes and received proceeds of approximately $149.3 million. The maturity date of the Senior Subordinated Notes is January 15, 2013. The Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

indebtedness, including permitted borrowings under the Senior Credit Facility. The indenture governing the Senior Subordinated Notes, among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

Interest on the Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005. The fair value of the Senior Subordinated Notes at December 31, 2006 was approximately $147.8 million, based upon prices prevailing in recent market transactions.

The Senior Subordinated Notes are subject to redemption on or after January 15, 2009, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Redemption
Year	Price
2009	104.250%
2010	102.125%
2011 and thereafter	100.000%

If we experience certain kinds of changes in control, we must offer to repurchase the then outstanding notes at the redemption price set forth in the indenture governing the Senior Subordinated Notes. At any time prior to January 15, 2009, we may redeem up to 35% of the notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the indenture governing the Senior Subordinated Notes.

Other Debt and Capital Lease Obligations

On January 25, 2006 the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if the Company meets certain job creation and retention requirements outlined in the promissory note.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $32,000 through October 2010. The acquired value of the laser cutter was $1.8 million as of December 31, 2006 with related accumulated depreciation of $89,000.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $32.3 million of cumulative voluntary prepayments made prior to December 31, 2006 and including the payment of $0.6 million related to the discount on the Senior Subordinated Notes, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2007	$104	$422	$526
2008	2,420	440	2,860
2009	2,659	438	3,097
2010	2,638	383	3,021
2011	2,274	4	2,278
Thereafter	364,903	—	364,903

	$374,998	$1,687	$376,685

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is scheduled to be reduced from 5.75 at December 31, 2006 to 5.00 at December 31, 2007. At December 31, 2006 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 5.75, we could have borrowed an additional $22.1 million of the available and unutilized Revolving Credit Facility to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

Note 13 – Mandatorily Redeemable Preferred Units and Member(s) Equity:

Prior to the Alliance Acquisition, we had outstanding mandatorily redeemable preferred interests (the “preferred interests”) with a liquidation value of $6.0 million. The holders of the preferred interests were entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company. These units were redeemed on January 27, 2005.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Member(s) equity at December 31, 2006 and December 31, 2005 consists of the following:

	December 31, 2006	December 31, 2005

Common member(s) contributed capital	$95,244	$95,244
Issuance of common stock	23,493	—
Repurchased stock	(50)	—
Accumulated loss	(2,478)	(661)
Foreign currency translation adjustment	1,800	—
Accumulated other comprehensive loss	(25)	(750)

	$117,984	$93,833

Note 14 - Commitments and Contingencies:

The Company rents under operating leases a variety of assets used in its operations including manufacturing facilities, office equipment, automobiles and trucks. At December 31, 2006 we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2007	$1,000
2008	927
2009	815
2010	641
2011	524
Thereafter	767

$4,674

Rental expense amounted to $2.7 million for the year ended December 31, 2006, $1.4 million for the period from January 28, 2005 through December 31, 2005, $0.1 million for the period January 1, 2005 through January 27, 2005 and $1.3 million for the year ended December 31, 2004.

Our Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna). The lease expires on February 28, 2015.

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. (“Imonex”) for patent infringement, arising from a coin selector, the “W2000,” which was a component supplied by our vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), and which was used in certain of our products. Münzprüfer indemnified us and agreed to pay, and has paid for, our representation in this matter. A final judgment, including attorney fees and interest, totaling $1.3 million was awarded to Imonex and was satisfied in September 2005.

Pursuant to an agreement with Münzprüfer relating to its indemnification obligations to us in connection with this matter, $0.8 million of the $1.3 million final award was paid by Münzprüfer on behalf of the Company, with the remaining award of $0.5 million paid directly by the Company. Münzprüfer has further agreed that $0.5 million of the amount paid by the Company will be repaid by Münzprüfer to the Company over a five (5) year period.

In accordance with GAAP, as a judgment had been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our estimated liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. During 2005 the receivable from Münzprüfer was adjusted to $0.5 million and the estimated amount payable to Imonex was eliminated. In 2005 we applied a $0.1 million discount to the receivable balance, with a corresponding increase to interest expense. In 2006 we received $0.1 million from Münzprüfer.

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to a Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. No court hearing is expected before the third quarter of 2008. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD acquisition agreements.

Note 15 – Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $330.0 million Asset Backed Facility as described in Notes 6 and 7 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility,

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2006 was $30.5 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Balance at beginning of period	$4,109	$4,309	$4,309	$4,759
Acquired product warranty liability	2,011	—	—	—
Currency translation adjustment	58	—	—	—
Accruals for current and pre-existing warranties issued during the period	2,878	2,140	140	2,072
Settlements made during the period	(1,862)	(2,340)	(140)	(2,522)

Balance at end of period	$7,194	$4,109	$4,309	$4,309

Note 16 – Income Taxes:

Alliance Holdings is owned by Alliance Finance LLC, both single member limited liability companies. Alliance Finance LLC is owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversals of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded deferred tax assets are fully realizable.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” tax expense has accordingly been provided for these unremitted earnings. Foreign taxes in the current year have been deducted instead of credited and are part of the current year federal net operating loss deferred tax asset.

There are various factors that may cause our tax assumptions to change in the near term, and as a result the Company may have to increase or decrease its valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

Pre-tax loss from operations was taxed in the following jurisdictions:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Domestic	$(1,320)	$(1,819)
Foreign	(2,029)	—

	$(3,349)	$(1,819)

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Current:
Federal	$—	$—
State	58	—
Foreign	1,149	—

Total current	1,207	—

Deferred:
Federal	(1,203)	(455)
State	(186)	(703)
Foreign	(1,350)	—

Total deferred	(2,739)	(1,158)

Provision (benefit) for income taxes	$(1,532)	$(1,158)

The Company did not provide for U.S. federal income taxes or tax benefits prior to the January 27, 2005 Transactions as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

The reconciliations of income tax computed at the U.S. federal statutory tax rates to income tax expense are as follows:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Statutory federal tax rate	-34.0%	-34.0%
State taxes, net (benefit)	-3.2%	-1.0%
Goodwill	-5.3%	-8.9%
Foreign rate differential	-0.2%	0.0%
Tax effect of hybrid instrument	-16.1%	0.0%
U.S. tax on unremitted earnings	8.9%	0.0%
Valuation allowance	13.7%	0.0%
Federal tax credit	-4.2%	0.0%
State tax credits, net	-9.9%	-22.6%
Other, net	4.6%	2.8%

Effective income tax rate	-45.7%	-63.7%

US tax on unremitted foreign earnings, which are not permanently reinvested, is an expense of approximately $0.3 million which represents a deferred tax liability. A valuation allowance of approximately $0.5 million has been established against the amount of tax benefits recorded related to a portion of the Company’s foreign subsidiaries net operating losses where it is more likely than not that the deferred tax asset will not be realized. The Company did record a benefit for state tax credits, net of federal taxes, in 2006 and 2005 of approximately $0.3 million and $0.4 million, respectively, for Wisconsin tax credits. Further, the Company recorded a benefit of approximately $0.5 million for the tax effect of hybrid instruments issued as part of the CLD acquisition.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. A summary of the deferred income tax accounts at December 31 is as follows:

	December 31, 2006	December 31, 2005
Deferred income tax liabilities:
Unrealized gain on equipment notes sold	$(2,557)	$(2,441)
Goodwill	(6,864)	(3,249)
Intangibles	(3,454)	—
Foreign income	(297)	—
Other	(974)	(478)

Deferred income tax liabilities	(14,146)	(6,168)

Deferred income tax assets:
Inventory	1,309	864
Fixed assets	476	3,481
Intangibles	—	2,843
Deferred financing costs	2,708	2,947
Warranty reserves	2,208	797
Net operating loss and credit carry forwards	8,292	1,692
Other assets	2,707	1,534
Pensions and employee benefits	2,321	500
Other	261	875

Gross deferred income tax assets	20,282	15,533
Less valuation allowance	(458)	—

Deferred income tax assets	19,824	15,533

Net deferred income tax asset	$5,678	$9,365

The net deferred tax liability is classified in the consolidated balance sheet at December 31 as follows:

	December 31, 2006	December 31, 2005
Current net deferred income tax asset	$3,656	$433
Non-current net deferred income tax asset	9,177	8,932
Current net deferred income tax liability	(216)	—
Non-current net deferred income tax liability	(6,939)	—

	$5,678	$9,365

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Management believes, based on the operating earnings in prior years, expected reversal of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the remaining deferred tax assets are fully realizable. A valuation allowance in the amount of $0.5 million has been recorded against the deferred tax asset for foreign losses in various countries where it is more likely than not that the deferred tax asset will not be realized. At December 31, 2006 the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $18.4 million and $16.0 million, respectively. The federal net operating loss carryforward will expire in 19 to 20 years and the state net operating loss carryforwards will expire in 5 to 20 years.

Note 17 - Pensions and Other Employee Benefits:

Substantially all of our U.S. employees are covered by defined benefit pension plans. Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees. The pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan. A final determination of the merged plan’s qualified status remains pending with the Internal Revenue Service. The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually. Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired a defined benefit plan which covered certain hourly employees at CLD’s Louisville, Kentucky plant (the “Cissell Pension Plan”). Participation in the Cissell Pension Plan has been frozen since October 15, 2004. The Company’s policy is to fund its pension plans in amounts sufficient to gradually accumulate plan assets equal to the plans’ projected benefit obligation and to comply with the funding requirements imposed by law.

Total pension expense for our pension plans was $0.4 million, including the $0.5 million curtailment gain, for the year ended December 31, 2006, $0.8 million for the period from January 28, 2005 through December 31, 2005, $0.1 million for the period from January 1, 2005 through January 27, 2005 and $1.1 million for the year ended December 31, 2004, including the following components:

	Yeat Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Service cost benefits earned during the period	$1,618	$1,608	$151	$1,624
Interest cost on projected benefit obligation	3,229	2,519	228	2,684
Expected return on plan assets	(3,962)	(3,334)	(310)	(3,306)
Net amortization and deferral	—	—	10	141
Curtailment gain	(513)	—	—	—

Net pension benefit cost	$372	$793	$79	$1,143

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The pension curtailment gain was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 5 “Infrequently Occurring Items.”

Assumptions used in determining net pension benefit cost were as follows:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Discount rate	5.50%	5.75%	5.75%	6.25%
Expected long-term rate of return on assets	8.50%	8.75%	8.75%	8.75%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%	4.00%

In determining the net pension benefit cost for 2006, we used an 8.50% long-term rate of return on assets assumption. To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations. Over the 10 and 15 year periods ending December 31, 2006 the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 9.61% and 10.57%, respectively. Considering these historical returns, costs of administering the plans and the potential for lower future returns due to a generally lower interest rate environment, we believe our long-term rate of return on assets assumption of 8.50% for 2006 and future years is reasonable. For the December 31, 2006 valuation of the benefit obligations, the Company used the RP 2000 mortality table to better align the plans with current life expectancies.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The reconciliation of the changes in the plans’ benefit obligation and the fair value of plan assets and the statement of the funded status of the plans at December 31 are as follows:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$54,190	$48,793
Service cost	1,618	1,759
Interest cost	3,229	2,747
Curtailment gain	(513)	—
Acquisition	8,857	—
Actuarial (gain) loss	(1,522)	3,046
Benefits paid	(3,230)	(2,155)

Benefit obligation at end of year	$62,629	$54,190

Change in plan assets:
Fair value of plan assets at beginning of year	$44,719	$43,359
Actual return on plan assets	6,985	2,515
Acquisition	8,148	—
Employer contributions	1,036	1,000
Benefits paid	(3,230)	(2,155)

Fair value of plan assets at end of year	$57,658	$44,719

Reconciliation of funded status:
Funded status	$(4,971)	$(9,471)
Unrecognized actuarial net loss	(1,299)	3,246

(Accrued) prepaid benefit cost	$(6,270)	$(6,225)

Net amount recognized:
Other long-term liabilities	$(6,270)	$(7,476)
Deferred taxes	—	500
Accumulated other comprehensive loss, net	—	751

	$(6,270)	$(6,225)

The pension curtailment gain was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 5 “Infrequently Occurring Items.”

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2006	2005
Discount rate	5.90%	5.50%
Rate of increase in salaried compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%

We use a December 31 measurement date for these plans.

The accumulated benefit obligation for the plans was $60,877 and $52,195 as of December 31, 2006 and 2005, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The weighted-average asset allocation of our plans as of December 31, by asset category is as follows:

Asset Category	2006	2005
Equity securities	70.0%	69.0%
Debt securities	29.0%	30.0%
Other	1.0%	1.0%

Total	100.0%	100.0%

Pension Committees (the “Committees”), have been appointed on behalf of Alliance Laundry as the plans’ administrator, to manage the operations and administration of the pension plans and related trusts. The Committees have an investment policy statement for the pension plans that establishes target asset allocation ranges by asset type, plan objectives, securities guidelines for money managers, evaluation benchmarks and control procedures. The midpoint of the asset allocation ranges for the above listed asset classes are as follows: Equity securities 63%, Debt securities 34%, and Other (cash and cash equivalents) 3%. The Committees are committed to diversification to reduce the risk of large losses. To that end, the investment policy requires that each asset class will be diversified, multiple money managers with differing styles of management will be employed, and equity exposure will be limited to 78% of the total portfolio value. On a quarterly basis, the Committees and an external investment advisor review progress towards achieving the pension plans’ and individual money managers’ performance objectives.

In addition to providing pension benefits in the U.S., we provide post-retirement benefit plans including health care, salary continuation and death benefits for eligible retirees and their dependents. Alliance Laundry’s health care benefits are for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for the Company. Retiree health plans are paid for in part by employee contributions, and are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired certain post-retirement benefit plans which included two salary continuation agreements and a retiree’s medical plan and a retiree’s life insurance plan for certain union employees at CLD’s Louisville, Kentucky plant. The purchased liabilities for the CLD post-retirement benefit plans were approximately $1.5 million.

Our net other post-retirement benefit cost included the following components:

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Service cost benefits earned during the period	$85	$96	$11	$92
Interest cost on projected benefit obligation	148	107	11	108
Net amortization and deferral	(19)	(19)	10	103
Curtailment gain	(619)	—	—	—

Net other post-retirement benefit cost	$(405)	$184	$32	$303

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Assumptions used in determining the net other post-retirement benefit cost were as follows:

	2006	2005
Discount rate	5.50%	5.75%
Rate of increase in salaried compensation levels	4.00%	4.00%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans at December 31:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$2,239	$2,298
Service cost	85	107
Interest cost	148	118
Plan amendments	—	(314)
Acquisitions	1,497	—
Curtailments	(539)	—
Actuarial (gain) loss	(136)	181
Benefits paid	(222)	(151)

Benefit obligation at end of year	$3,072	$2,239

Change in plan assets:
Employer contributions	$222	$151
Benefits paid	(222)	(151)

Fair value of plan assets at end of year	$—	$—

Funded status	$(3,072)	$(2,239)
Unrecognized prior service cost	(195)	(294)
Unrecognized actuarial loss	45	181

Accrued benefit cost	$(3,222)	$(2,352)

The post-retirement benefit curtailment gain was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 5 “Infrequently Occurring Items.”

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2006	2005
Discount rate	5.90%	5.50%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for these plans.

A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2006 to determine the benefit obligation at the end of the year. An 11% annual rate of increase in the

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

per capita cost of covered health care benefits was assumed in 2005. The rate in 2006 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter. The rate in 2005 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated other post-retirement benefit obligation as of December 31, 2006 by approximately $151 thousand and increase the total of service and interest cost by approximately $28 thousand. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated other post-retirement benefit obligation as of December 31, 2006 by approximately $130 thousand and decrease the total service and interest cost by approximately $23 thousand.

Projected benefit payments from the plans as of December 31, 2006 are estimated as follows:

Year	Pension	Other Benefits
2007	$3,600	$916
2008	3,809	205
2009	3,983	162
2010	4,333	163
2011	4,385	186
2012 - 2016	23,872	819

We currently anticipate making a voluntary contribution in 2007 of approximately $1.1 million to our defined benefit pension plans.

Our other post-retirement benefit provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of our accumulated other post-retirement benefit obligation or net periodic other post-retirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Because our other post-retirement benefits do not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act had no effect on our accumulated other post-retirement benefit obligations or net periodic other post-retirement benefit cost.

Eligible U.S. employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contribute amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Total expense for ALCAP was $1.2 million, $1.2 million, and $1.1 million, for 2006, 2005 and 2004, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

We have a defined contribution pension plan covering substantially all of our salaried employees in Belgium. We contribute 3.5% of their pay to the plan. Since July 14, 2006, the date of the CLD Acquisition, our contributions to the plan were $0.1 million.

Deferred Compensation Agreements

In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provided for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The consolidated balance sheet at December 31, 2004 included a long-term liability of $2.0 million related to such agreements. The amounts owed under these deferred compensation agreements were paid in full upon the closing of the Alliance Acquisition.

In addition, we established the Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan. The Plan provided certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the Plan. As of December 31, 2004, the amounts owed under the nonqualified deferred compensation plan totaled $1.3 million. This plan was terminated in 2005 and the amounts owed under this Nonqualified Deferred Compensation Plan were paid in full following the closing of the Alliance Acquisition.

Note 18– Related Party Transactions:

Post-Closing Retention Bonuses

On January 27, 2005, in connection with the Alliance Acquisition, the Company entered into new retention bonus agreements with certain members of management. Under the retention bonus agreements, these executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable upon the two year anniversary of the sale date under these agreements is approximately $2.3 million. For the years ended December 31, 2006 and December 31, 2005; we recognized $1.2 million and $1.1 million of expense related to these agreements, respectively. These retention bonuses were paid on January 29, 2007 to the named executives.

ALH Stock Option Plan

On January 27, 2005 in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price of $100 per share, subject to certain requirements. As of December 31, 2006

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

stock options represented an aggregate of 8.8% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 40% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH. ALH is viewed as a nonpublic company for the purposes of applying FAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of FAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

No further options have been issued since January 27, 2005 and no options were exercised in the year ended December 31, 2006. Based upon a valuation of these stock options we recognized $1.1 million and $1.1 million of compensation expense for the periods ended December 31, 2006 and for the year ended December 31, 2005, respectively. No expense was recognized for the period ended December 31, 2006 or for the period ended December 31, 2005 for the performance options as the specified annual targets for the respective years was not attained and other earnings target requirements are currently not expected to be attained. None of these options have been terminated, exercised, expired or forfeited since they were issued on January 27, 2005.

Pre-Alliance Acquisition Executive Unit Purchase Agreements

Certain members of management of the Company had entered into executive unit purchase agreements (the “Purchase Agreements”) which governed the Executives’ investment in their common membership interests of the Company prior to the Alliance Acquisition. The Purchase Agreements included vesting provisions for certain Class M, Class B and Class C Units which were issued as an incentive for the Executive’s retention and future performance. The Class M, Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests.

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Alliance Acquisition date. We recognized incentive unit compensation expense of $5.6 million for the year ended December 31, 2004.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Stockholders Agreement

Upon the consummation of the Alliance Acquisition and related transactions, ALH, OTPP and certain management stockholders entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The Stockholders Agreement places certain restrictions on the transfer of shares of common stock. Additionally, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to a third party in a liquidity event (as defined in the Stockholders Agreement).

Pre-Alliance Acquisition Junior Subordinated Promissory Notes

In May 1998 Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. All outstanding junior subordinated promissory notes were repaid in connection with the consummation of the Transactions on January 27, 2005.

Pre-Alliance Acquisition Preferred Interests

In May 1998 Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon Company. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. We redeemed all preferred membership interests in connection with the consummation of the Transactions on January 27, 2005.

Pre-Alliance Acquisition Management Investor Promissory Notes

We entered into promissory notes (the “Promissory Notes”), aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998. All outstanding Promissory Notes were repaid in connection with the consummation of the Transactions on January 27, 2005.

Pre-Alliance Acquisition Management Services Agreement

In May 1998 we entered into a management services agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by us and Bain LLC. In exchange for services, Bain LLC would receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by us and of each financing or refinancing. Under this agreement, we recognized management services expense of $0.1 million for the period ended January 27, 2005, and management services expense of $1.0 million for the year ended December 31, 2004. Additionally, pursuant to the Management Services Agreement, transaction fees paid to Bain in the period ended January 27, 2005 related to the Alliance Acquisition totaled $4.6 million.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 19 – Segment Information:

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets, which are serviced by the U.S. Operations, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports the commercial laundry operations. Our second reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Our third reportable segment is our European Operations, which were acquired in the July 14, 2006 CLD Acquisition. Service parts is not considered a separate segment in that the service operations are required to support both commercial laundry and consumer laundry segments, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately. Similarly worldwide eliminations are not considered a reportable segment. However, we do not actively manage or evaluate the worldwide eliminations as a portion of any other segment. For that reason, we have chosen not to commingle these amounts with other actively managed segments.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment, and accounts payable are not reviewed by segment for commercial laundry, consumer laundry and service parts by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines for commercial laundry, consumer laundry and service parts. Assets are reviewed for the European Operations separate from the Company’s other reportable segments. Assets, capital expenditures and depreciation and amortization have been provided below for U.S. Operations separate from European Operations.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows (in millions):

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004
	Successor	Successor	Predecessor	Predecessor
Net Revenues:
Commercial laundry	$282.9	$249.5	$17.3	$239.2
Consumer laundry	14.4	9.8	0.2	3.6
Service parts	45.7	37.3	3.2	38.2
European operations	36.5	—	—	—
Worldwide eliminations	(13.4)	—	—	—

	$366.1	$296.6	$20.7	$281.0

Gross Profit:
Commercial laundry	$94.3	$83.1	$4.6	$77.8
Consumer laundry	(0.2)	(0.3)	—	0.2
Service parts	19.1	15.7	1.5	16.4
European operations	10.0	—	—	—
Worldwide eliminations	(2.0)	—	—	—

	121.2	98.5	6.1	94.4

Other manufacturing costs	(33.5)	(27.6)	(1.0)	(12.4)

Gross profit as reported	$87.7	$70.9	$5.1	$82.0

Depreciation and Amortization:
U.S. Operations	$20,026	$20,187	$526	$9,695
European Operations	$1,764	$—	$—	$—

Capital Expenditures:
U.S. Operations	$5,590	$4,229	$188	$4,166
European Operations	$560	$—	$—	$—

Assets:
U.S. Operations	$479,059	$463,459	$487,059	$184,016
European Operations	$92,655	$—	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

Our audits of the consolidated financial statements referred to in our reports dated March 7, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 7, 2007

Alliance Laundry Holdings LLC

Schedule II - Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts:
	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance At End of Period

Period ended:
December 31, 2004 (Predecessor)	$257	—	61	195	—	$123
January 27, 2005 (Predecessor)	$123	—	1	(7)	—	$131
December 31, 2005 (Successor)	$131	—	138	165	—	$104
December 31, 2006 (Successor)	$104	802	157	136	22	$949

Inventory Valuation Reserves:
	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance At End of Period
Period ended:
December 31, 2004 (Predecessor)	$1,586	—	689	956	—	$1,319
January 27, 2005 (Predecessor)	$1,319	—	223	58	—	$1,484
December 31, 2005 (Successor)	$1,484	—	217	185	—	$1,516
December 31, 2006 (Successor)	$1,516	358	694	167	—	$2,401

Notes Receivable Reserve:
	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance At End of Period
Period ended:
December 31, 2004 (Predecessor)	$1,700	—	700	870	—	$1,530
January 27, 2005 (Predecessor)	$1,530	—	108	102	—	$1,536
December 31, 2005 (Successor)	$1,536	—	(597)	31	—	$908
December 31, 2006 (Successor)	$908	—	124	203	—	$829

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during our last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

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

Name	Age	Position
Thomas F. L’Esperance	58	Chief Executive Officer, President and Director
Bruce P. Rounds	50	Vice President, Chief Financial Officer
Jeffrey J. Brothers	60	Senior Vice President, Sales and Marketing
R. Scott Gaster	54	Vice President, General Manager Ripon Operations
Robert J. Baudhuin	45	Vice President, Engineering
Jean-Marc Vandoorne	37	Vice President, European Operations
Scott L. Spiller	56	Vice President, Chief Legal Officer, Secretary
Robert T. Wallace	51	Vice President, Corporate Controller
William J. Przybysz	62	Vice President, Strategic Projects
Lee L. Sienna	55	Director
Shael J. Dolman	35	Director
Charles J. Philippin	56	Director

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

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position as Vice President, Chief Financial Officer in February 1998. He held the position of Vice President, Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a certified public accountant.

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

Robert J. Baudhuin has been our Vice President, Engineering since July, 2006. He has been employed with us since 1992 and has held various management positions with us which include Vice President, General Manager Marianna Operations, Vice President of Product Management and Customer Support and Ripon Plant Manager. Prior to joining us, he served in various engineering and quality assurance positions for seven years with Maysteel Corporation.

Jean-Marc Vandoorne has been our Vice President, European Operations since July 14, 2006, coinciding with the CLD Acquisition. He was employed by LSG from 1999 through July 2006, holding several positions including Chief Operations Officer of the Belgium plant, General Manager of IPSO-LSG and President of the Commercial Laundry Division (CLD). Prior to joining LSG, he was employed by Arthur Andersen Business Consulting Belgium from 1992 to 1998 as a Consulting Manager, and in 1998 by Mobil (Plastics Division), in Luxemburg, as a Supply Chain Manager.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 but he assumed the new title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Robert T. Wallace has been our Vice President, Corporate Controller since June 1996. He held positions as Controller and Manager of Reporting and Analysis for us from 1990 to 1996. Mr. Wallace’s previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a certified public accountant.

William J. Przybysz will retire effective July 26, 2007. He ceased full time employment with the Company on January 15, 2007. Mr. Przybysz rejoined us in May 2000 as Vice President, General Manager Marianna, Florida operations and was named to Vice President, Strategic Projects in October of 2005. Previously he had been with us as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, Tennessee. Mr. Przybysz’s prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of Worldspan Technologies Inc., The Hillman Group Inc. and Easton-Bell Sports, LLC.

Lee L. Sienna has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005 and is currently the Chairman of the Board. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He currently serves on the Board of Directors of Samsonite Corporation, Easton-Bell Sports and AOT Bedding Holdings Corporation. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.

Charles J. Philippin has been a member of the Board of Directors of ALH since May 1, 2005, and is currently the chair of the audit committee of the “Board of Directors.” Mr. Philippin has been a principal of Garmark Advisors since 2002. From 2000 through 2002, Mr. Philippin was CEO of Online Retail Partners. From 1994 through 2000, Mr. Philippin was a member of the management committee of Investcorp International Inc. Prior to 1994, Mr. Philippin was a partner of PricewaterhouseCoopers and was National Director of Mergers & Acquisitions. He currently serves on the Board of Directors of Samsonite Corporation and CSK Auto. Mr. Philippin is also a Certified Public Accountant and received a Bachelor’s Degree from Columbia School of Engineering and Applied Sciences.

Board of Directors Committees

Alliance Laundry is a limited liability company, and the ultimate function of our “Board of Directors” is fulfilled by the “Board of Directors” of ALH which is the single managing member of Alliance Laundry’s parent, Alliance Laundry Holdings LLC.

The audit committee of the Board of Directors is comprised of Messrs. Charles J. Philippin, Lee L. Sienna and Shael J. Dolman. Messrs. Philippin, Sienna and Dolman qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background. Mr. Philippin serves as the committee chair and is an independent member of the Board of Directors. The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

The compensation committee of the Board of Directors (the “Compensation Committee”) is comprised of Messrs. Lee L. Sienna and Shael J. Dolman. The Compensation Committee will, among other things, review and approve the compensation and benefits of our executive officers, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

The charters of the audit committee and the Compensation Committee are available at www.comlaundry.com (investor section).

Board of Directors and Officers of Alliance Laundry Corporation

Upon the consummation of the Transactions, Mr. L’Esperance was appointed the sole member of the Board of Directors of ALC, and Lee L. Sienna and Shael J. Dolman were appointed the President and Secretary of ALC, respectively. On February 28, 2005 Bruce P. Rounds and Scott S. Spiller were appointed Vice President, Chief Financial Officer and Assistant Secretary of ALC, respectively.

Code of Ethics

On February 28, 2005 ALH, ALC and the manager and sole member of each of Alliance Laundry Holdings LLC and of Alliance Laundry Systems LLC adopted a code of ethics (“Code”) that applies to our Board of Directors of ALH and the officers of ALH and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting manager and controller of ALH and all of its subsidiaries. This Code supersedes the code of ethics adopted by the Board of Managers of Alliance Laundry Holdings LLC on March 4, 2004. We filed the Code as Exhibit 14.1 to our Annual Report on Form 10-K for 2005 and posted it on our Internet website at www.comlaundry.com (investor section).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We believe that a skilled and motivated team of senior executives is essential to building and maintaining a successful company. As a leader in the North American and European stand-alone commercial laundry equipment industry, we also understand that our senior executives are highly sought after. Therefore, our executive compensation program has been designed to motivate, reward, attract and retain the management deemed essential to achieve our Company objectives, business strategy and financial performance. Our executive compensation program objectives are: (1) to reward executives and key employees for the enhancement of stockholder value; (2) to support an environment that rewards performance with respect to our goals, as well as our performance relative to industry competitors; (3) to integrate compensation programs with our short and long-term strategic plans; (4) to attract and retain key executives critical to our long-term success; and (5) to align the interests of our executives with the long-term interests of our owners through award opportunities that can result in ownership of stock.

Setting Executive Compensation

The Compensation Committee is responsible for establishing the Company’s general compensation philosophy and, in consultation with senior management, overseeing the development and implementation of compensation programs. The Compensation Committee is appointed annually by our Board of Directors and operates pursuant to a Charter, which is available at www.comlaundry.com (investor section). Annually the Compensation Committee authorizes the compensation of the Chief Executive Officer, and reviews and approves the compensation of the other executive officers to ensure that compensation levels and benefits are competitive and reasonable using the program objectives described above. The particular elements of the compensation programs for our executive officers are set forth in more detail below.

The Compensation Committee utilizes publicly available compensation information and surveys to make informed decisions regarding pay and benefit practices. Salary, benefit and financial performance data prepared by management is also used to periodically ensure that executive compensation is market competitive and aligned with Company goals. We do not retain compensation consultants to advise the Compensation Committee on compensation matters. While we do not set compensation at set percentage levels compared to the market, we do seek to provide salary, incentive compensation opportunity and benefits that fall within the average practice of other comparable industrial companies of similar size and complexity.

Components of 2006 Executive Compensation

For the year ended December 31, 2006 the principal components of compensation for the named executive officers were:

•	Base salary

•	Annual incentives

•	Retention bonuses

•	Long-term cash and equity incentives

•	Severance agreements

•	Retirement and savings benefits

•	Other employee benefits

Base Salary. In our review of base salaries for executives, we primarily consider:

•	Publicly available market data and analyses prepared by management;

•	Internal review of each executive officer’s compensation, both individually and relative to other executive officers; and

•	Individual performance of the executive.

We consider changes in the base salaries of executive officers at least annually. Decisions to increase or decrease an executive’s compensation materially, if any, is based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) market surveys or other market data which may indicate that compensation is not competitive.

The base salaries for our named executive officers for the following fiscal years ended December 31 were as follows:

	2006	2005	% Change
Thomas F. L’Esperance	$369,400	$348,144	6.1% increase
Bruce P. Rounds	$186,620	$173,028	7.9% increase
Scott L. Spiller	$173,356	$162,840	6.5% increase
Jeffrey J. Brothers	$186,424	$175,080	6.5% increase
R. Scott Gaster	$186,396	$179,232	4.0% increase

Annual Incentives.    In addition, we generally award discretionary bonuses to our executive officers and key employees in the form of annual cash bonuses relating to operational achievements during the prior year. Annual incentives are at the discretion of the Compensation Committee and generally relate to the successful completion for Board of Directors approved programs that are in support of our business strategies. Approved programs for 2006 included the CLD Acquisition and the Marianna, Florida facility consolidation into the Ripon, Wisconsin facility. Annual discretionary bonuses are an important component of rewarding each executive’s individual performance in light of our business performance, as well as to provide an overall competitive compensation package.

In awarding annual discretionary bonuses, we consider the following factors:

•	Internal program review as presented by senior management;

•	Individual performance of the executive or key employee; and

•	Our overall Company performance.

The 2006 discretionary bonuses for our named executive officers were as follows:

Thomas F. L’Esperance	$384,072
Bruce P. Rounds	$92,000
Scott L. Spiller	$67,000
Jeffrey J. Brothers	$67,000
R. Scott Gaster	$67,000

Retention Bonuses.    In connection with the Alliance Acquisition, we established an Executive Retention Bonus Program and entered into retention bonus agreements with each of Messrs. L’Esperance, Brothers, Rounds, Spiller and Gaster, as well as other senior executives. The retention bonus agreements entitled the executives to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition, if they either (1) continued in employment through the second anniversary date or otherwise (2) were terminated by us without cause or by reason of death, disability or retirement. Failure to meet either of these requirements results in a forfeiture of the entire retention bonus. We entered into the retention bonus agreements in order to encourage business continuity by maintaining continuity among our top executives during the two-year period following the Alliance Acquisition, and to recognize and reward the executives’ dedication and commitment to us during this two-year transition period.

On January 29, 2007, the named executives received the following retention bonuses:

Thomas F. L’Esperance	$1,252,800
Bruce P. Rounds	$185,600
Scott L. Spiller	$162,400
Jeffrey J. Brothers	$203,000
R. Scott Gaster	$197,200

Long-Term Cash and Equity Incentives.    We maintain an annual bonus plan (“Annual Bonus Plan”) that provides for cash incentive awards to be made to executive officers and key employees upon our Company’s attainment of pre-set Adjusted EBITDA targets. For the definition of Adjusted EBITDA see “ITEM 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA.” The pre-set Adjusted EBITDA targets are established annually, in the Compensation Committee’s discretion, as soon as practical after the Board of Directors approves the Company’s budget for a fiscal year. In addition, the Compensation Committee establishes a target amount for each executive officer as the cash incentive award for 100% attainment of the pre-set Adjusted EBITDA target. Awards are normally paid in cash in a lump sum following the close of each plan year. Executive officers must be employed on the last day of a plan year to receive an award. However, the plan provides for proration of awards in the event of certain circumstances such as the executive’s termination without cause, death, disability or retirement. No cash incentives were awarded the executive officers for 2006 under the Annual Bonus Plan as the Company’s actual financial performance was below the minimum threshold Adjusted EBITDA amount. The minimum threshold Adjusted EBITDA amount for 2006 was the pre-set Adjusted EBITDA target less $3.0 million. We believe the focus on Adjusted EBITDA growth and other identified strategic business objectives as approved by the Board of Directors closely ties this element of executive compensation to our long-term objective to increase shareholder value.

Executive officers also participate in ALH Holding Inc. Stock Incentive Plan, under which we, at the Compensation Committee’s discretion, grant nonqualified and incentive stock options to our executive officers. We believe the use of stock options is intended to provide incentives to our executive officers to work toward the long-term growth of the Company by providing them with a benefit that will increase only to the extent the value of our common stock increases. The determination of the number of shares granted is based on the level and expected contribution of the executive officer. Under the plan, 100,263 nonqualified stock options were granted to the named executive officers based on stock option agreements executed in 2005. Sixty percent of these stock options are time-based, i.e., they vest in annual equal installments over a five-year period. Forty percent of the options are performance-based, i.e., they vest in five annual installments if certain annual or cumulative earnings targets are met during fiscal years 2005 through 2009. We believe that this plan and the grant of time-based and performance-

based stock options will (1) motivate superior executive performance by means of service and performance related incentives, (2) appropriately align the interests of the executives with the interests of the Company’s shareholders, and (3) enable us to attract and retain the services of a highly effective management team.

Retirement Benefits.    Each of the named executive officers participates in the Alliance Laundry Systems Pension Plan (the “Pension Plan”), which is a qualified, non-contributory defined benefit cash balance plan, that covers all of our U.S. employees other than hourly employees hired on or after December 31, 2005. For eligible salaried employees under the Pension Plan, an account is established for each participant in which pay credits and interest credits are earned, based on a percentage of the participant’s compensation, which is adjusted for age and years of service. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, capped at the applicable IRS annual dollar limits. A participant’s accrued benefits under the Pension Plan vest after five years of service. Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

In addition, all of the U.S. salaried employees, including our named executive officers, participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 50% of the first 6% of the employee’s contribution. Matching contributions vest after three years of service.

We believe that these retirement benefits comprise an important component in our objective of retaining our highly performing executives while attracting additional highly qualified employees in the future.

Severance Benefits.    We provide severance benefits to each of our named executive officers, as well as other members of our senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement. In addition, each of Messrs. Brothers, Rounds, Gaster and Spiller has an executive severance protection agreement with us. The severance agreements, which are described in more detail below under “Severance and Change in Control Arrangements,” generally provide for continued salary and health, dental and welfare benefits, as well as additional bonus, in the event that an executive is involuntarily terminated without cause (or, in the case of Mr. L’Esperance, due to death, permanent disability or permanent incapacity). The severance arrangements allow our executives to act in the best interest of our shareholders while mitigating the distraction of personal concerns, such as potential loss of employment, which may arise from their decisions.

Other Employee Benefits.    We provide to the executive officers, standard health, dental, life insurance and other welfare benefits. We believe that providing competitive employee benefits is an important component in our objective of retaining our high-performing executives while attracting other highly qualified employees in the future.

Stock Ownership

We encourage our executive officers and key employees to own shares of ALH. In connection with the Alliance Acquisition, each of the named executive officers, as well as other members of our senior management, have purchased shares of common stock of ALH under our Stock Purchase and Rollover Investment Plan, which was adopted on January 27, 2005. In addition, the stockholders agreement executed in connection with the Alliance Acquisition gives the executive officers and certain other designated management members a preemptive right to purchase, at fair market value, additional shares of our common stock in any new issue in order to maintain their ownership percentage of our common stock. Consistent with this preemptive right, on July 14, 2006 we completed a management offering for participants in our Stock Purchase and Rollover Investment Plan, in which our named executive officers purchased, at fair market value, an additional 15,232 shares of our common stock. Additional information about the executive officers’ current stock ownership of ALH is available under “ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We believe that stock ownership serves to attract and retain executives as well as align their interests with the long-term interests of our owners.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We generally structure all our compensation programs so that they are deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

The expenses associated with the stock options issued by us to our executive officers and other key employees are reflected in our financial statements. In the fourth quarter of calendar year 2005, the Company began accounting for these stock-based payments in accordance with the requirements of FASB Statement 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. For further discussion see “ITEM 8, Note 4-Significant Accounting Policies under the heading ALH Stock Option Plan.” We previously accounted for these awards using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, we did not recognize compensation expense for the options granted because the options had an exercise price equal to their fair market value on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lee L. Sienna, Chair

Shael J. Dolman

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(h)	(i)	(j)
Thomas F. L’Esperance Chief Executive Officer, President	2006	369,400	384,072	280,250	—	27,298	8,106	1,069,126

Bruce P. Rounds Vice President, Chief Financial Officer	2006	186,620	92,000	134,520	—	30,138	6,224	449,502

Scott L. Spiller Vice President, Chief Legal Officer, Secretary	2006	173,356	67,000	168,150	—	31,017	6,277	445,800

Jeffrey J. Brothers Senior Vice President, Sales and Marketing	2006	186,424	67,000	142,928	—	46,205	7,397	449,954

R. Scott Gaster Vice President, General Manager Ripon Operations	2006	186,396	67,000	138,731	—	25,528	6,224	423,879

(1)	No stock options were granted in 2006. As discussed below under “ALH Stock Option Plan,” options were granted in 2005 to the named executive officers and other key employees, with a portion of the stock options vesting in annual installments and a portion vesting if certain annual or cumulative earnings targets are met during fiscal years 2006 through 2009. The total number of options granted to the named executive officers that vested during 2006 was 12,032. The amount shown in column (f) is the dollar amount that was recognized in 2006 in accordance with FAS 123R under the intrinsic value method, which is further discussed in Note 18 to our consolidated financial statements.
(2)	No compensation was earned under the Annual Bonus Plan with respect to fiscal year 2006.
(3)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2005 and December 31, 2006, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There is no above-market or preferential earnings on any deferred compensation accounts.

(4)	All other compensation includes matching contributions related to contributions made by the named executive officers to the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan and Company paid life insurance for the benefit of the named executive officers.

Grants of Plan-Based Awards in Fiscal Year 2006

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
(a)	(c)	(d)	(e)
Thomas F. L’Esperance	—	362,000	543,000
Bruce P. Rounds	—	67,000	100,500
Scott L. Spiller	—	67,000	100,500
Jeffrey J. Brothers	—	67,000	100,500
R. Scott Gaster	—	67,000	100,500

(1)	The figures in these columns are estimates prepared in accordance with applicable disclosure requirements. No cash incentive amounts were actually paid to the named executive officers under the Annual Bonus Plan with respect to fiscal year 2006, as noted in the footnote to column (g) of the Summary Compensation Table, because the Company’s actual financial performance was below the minimum threshold. See the “Compensation Discussion and Analysis, Long-Term Cash and Equity Incentives,” for a detailed description of the Annual Bonus Plan. No equity-based awards were granted during 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned (4)	Option Exercise Price (5) ($)	Date Options Fully Vested	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Thomas F. L’Esperance Units Awarded in 2005	3,900	15,600	13,000	100.00	1/27/10	1/27/15
Bruce P. Rounds Units Awarded in 2005	1,872	7,488	6,240	100.00	1/27/10	1/27/15
Scott L. Spiller Units Awarded in 2005	2,340	9,360	7,800	100.00	1/27/10	1/27/15
Jeffrey J. Brothers Units Awarded in 2005	1,989	7,956	6,630	100.00	1/27/10	1/27/15
R. Scott Gaster Units Awarded in 2005	1,931	7,722	6,435	100.00	1/27/10	1/27/15

(1)	Options awards in the table describe nonqualified stock options granted under the ALH Holding Inc. Stock Incentive Plan. Sixty percent of these stock options are time-based, i.e., they vest in annual equal installments over a five-year period between January 27, 2006 and January 27, 2010. Forty percent of the options are performance-based, i.e., they vest in five annual installments between January 27, 2006 and January 27, 2010 if certain annual or cumulative EBITDA targets are met during fiscal years 2005 through 2009. Specifically, for each fiscal year, one-fifth of the stock options vest if the annual EBITDA target is met. If the annual EBITDA target is not met in a given fiscal year, the stock options may still vest on a “catch-up” basis if the cumulative EBITDA target is met for a subsequent fiscal year. The annual and cumulative EBITDA targets were pre-set at the time the stock options were granted. The stock options will accelerate if the Company experiences a change in control, as described below under “Severance and Change of Control Arrangements.” As of December 31, 2006, none of the stock options granted under the plan have been exercised.

(2)	This column represents the number of time-based stock options that had vested as of December 31, 2006.

(3)	This column represents the number of time-based stock options that had not vested as of December 31, 2006.

(4)	This column represents the number of performance-based stock options that have not yet been earned by the named executive officers. Because none of the EBITDA targets have been met since the granting of the options, none of these options have vested (or been “earned”) to date. However, as described in footnote 1 to this table, these options may still vest on a “catch-up” basis.

(5)	The exercise price for the options is equal to the grant date fair market value of a share of ALH common stock.

Pension Benefits

Name	Plan Name	Summary Compensation Table Change in Pension Value(1) ($)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
Thomas F. L’Esperance	Pension Plan	27,298	8	140,814	—
Bruce P. Rounds	Pension Plan	30,138	16	196,445	—
Scott L. Spiller	Pension Plan	31,017	17	213,661	—
Jeffrey J. Brothers	Pension Plan	46,205	27	429,365	—
R. Scott Gaster	Pension Plan	25,528	10	147,032	—

(1)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2005 and December 31, 2006, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There are no above-market or preferential earnings on any deferred compensation accounts.
(2)	The present value of accumulated benefit equals the value the executive’s cash balance account earned as of December 31, 2006 which is the relevant 2006 measurement date used by the plan for financial reporting purposes.

The Alliance Laundry Systems Pension Plan (the “Pension Plan”) is a qualified, non-contributory defined benefit cash balance plan. The Pension Plan presently covers all employees other than hourly employees hired on or after December 31, 2005. Substantially all of our eligible salaried employees, including our executive officers, participate in the Pension Plan. The cost of the pension plan is borne entirely by us. Under the Pension Plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s compensation adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table
Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $60,179 (indexed for years after 2006) at the lesser of 5% or the percentage used per the above table. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year

Treasury Bill as of the last day of the prior plan year plus 1%, which was 5.38% for 2006. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $220,000 in 2006. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, but which is capped at the applicable IRS annual dollar limits. A participant’s accrued benefits under the Pension Plan vest after five years of service. Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 50% of the first 6% of the employee’s contribution. Matching contributions vest after three years of service.

Severance and Change in Control Arrangements

Severance Benefits

The Company provides severance benefits to each of its executive officers, as well as other members of its senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement with the Company. In addition, each of Messrs. Brothers, Rounds, Gaster and Spiller has an executive severance protection agreement with the Company.

In the event that Mr. L’Esperance is terminated by the Company without cause or due to death, permanent disability or permanent incapacity, he is entitled to receive (1) 24 months of continued base salary, (2) an amount equal to his bonus for the fiscal year prior to the year of termination, (3) a pro-rated bonus for the fiscal year in which the termination occurred, and (4) 24 months of continued medical, dental and health benefits. If Mr. L’Esperance is terminated by the Company due to death, permanent disability or permanent incapacity, Mr. L’Esperance is entitled to receive the same benefits except for the prior fiscal year bonus amount. Mr. L’Esperance is subject to two-year non-competition and non-solicitation covenants, as well as a confidentiality covenant, which are conditions to his receipt of the severance benefits.

In the event that any of Messrs. Brothers, Rounds, Gaster and Spiller is terminated by the Company without cause, he is entitled to receive (1) 12 months of continued base salary, (2) 12 months of continued medical, dental and health benefits, and (3) a pro-rated bonus for the fiscal year in which the termination occurred. The executives are subject to one-year non-competition and non-solicitation covenants, which are conditions to their receipt of the severance benefits.

The table below reflects estimated severance benefits each executive officer would be entitled to receive under agreement had a qualifying termination occurred on December 29, 2006. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect the actual amounts that would be paid to the executives, which would only be known upon an actual qualifying termination.

Name	Continued Salary ($)	Bonus ($)	Medical, Dental and Health Benefits ($)	Total ($)
Thomas F. L’Esperance	768,144	381,967	23,366	1,173,477
Bruce P. Rounds	199,956	91,496	11,683	303,135
Jeffrey J. Brothers	195,096	66,633	11,683	273,412
R. Scott Gaster	186,396	66,633	11,683	264,712
Scott L. Spiller	181,356	66,633	11,683	259,672

Change in Control Benefits

Although the service-based stock options granted to the executive officers under the ALH Holding Inc. Stock Incentive Plan become exercisable ratably over a five-year period, in the event of a change in control, all of the options, whether exercisable or unexercisable, are cancelled in exchange for a cash payment equal to the difference between the change in control consideration over the exercise price. Performance-based options that are exercisable at the time of a change in control are also cashed out in a change in control. However, this cash settlement treatment is subject to the right of the Compensation Committee to determine, in good faith, that the successor employer should instead assume the options or provide substitute options. In addition, accelerated vesting and cash settlements are limited to the extent necessary to prevent an executive from being subject to “golden parachute” excise taxes under Section 280G and 4999 of the Internal Revenue Code. For purposes of this plan, a “change in control” is generally defined as the sale, exchange, transfer or disposition to one or more non-affiliated persons of (i) more than 50% of the common stock of ALH beneficially owned by OTPP, (ii) more than 50% of all assets of ALH and its majority-owned subsidiaries. Any unvested options still outstanding following a change in control will be cancelled in accordance with the terms of the plan and the relevant stock option agreements.

The Company does not have any other change in control arrangements with its executive officers.

Director Compensation

Compensation of Directors

Mr. Philippin is paid a fee of $30,000 per year as the independent member of the Board of Directors and a fee of $10,000 per year for his role as audit committee chair. In addition, Mr. Philippin is paid a meeting fee of $1,250 for each board meeting attended and $1,000 for each audit committee meeting attended plus reimbursable travel expenses. In 2006 Mr. Philippin received a total of $51,500 in director’s fees. Messrs. Lee L. Sienna, Shael J. Dolman and Thomas L’Esperance, as non-independent directors, receive no fees, but all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. The Compensation Committee reviews director compensation from time to time and is responsible for recommending appropriate increases in such compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Lee L. Sienna and Shael J. Dolman, with Mr. Sienna acting as chair. Messrs. Sienna and Dolman serve as President and Secretary, respectively, of ALC and ALH. There are no other items to report related to Compensation Committee interlocks or insider participation relationships with the Company by its members.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 19, 2007 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s board of directors;

•	each of our named executive officers; and

•	all members of ALH’s board of directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 19, 2007 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned (1)
OTPP	1,221,820	91.1%
Thomas F. L’Esperance	43,643	3.2
Bruce P. Rounds	12,439	0.9
Jeffrey J. Brothers	14,195	1.1
R. Scott Gaster	12,665	0.9
Robert J. Baudhuin	2,656	0.2
Scott L. Spiller	19,354	1.4
Jean-Marc Vandoorne	2,550	0.2
Robert T. Wallace	14,688	1.1
William J. Przybysz	4,442	0.3

All employee directors and executive officers as a group(2)	95,431	7.1

Shael J. Dolman(3)(4)	1,221,820	91.1
Lee L. Sienna(3)(4)	1,221,820	91.1

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions. For each individual named in this table, the number of shares beneficially owned, as well as the corresponding percentage of shares owned, also includes vested stock options.
(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Messrs. Dolman and Sienna may be deemed to have the power to dispose as described in footnote (4) below.
(3)	The address of each of Messrs. Dolman and Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(4)	Represents the shares of ALH common stock held by OTPP. Messrs. Dolman and Sienna may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

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

Authorized Capitalization

ALH’s authorized capital stock consists of:

•

1,500,000 shares of common stock, par value $0.01 per share of which 1,340,698 shares were issued to OTPP and members of our management in connection with the Alliance Acquisition and CLD Acquisition, and of which 130,000 stock options related to the right to acquire shares have been granted to certain members of management; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The shares of common stock issued in connection with the consummation of the Transactions and CLD Acquisition are fully paid and non-assessable. The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the stockholders agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

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

Board of Directors. The amended and restated by-laws of ALH provide that the board of directors of ALH initially consists of three members, each of whom was elected by the holders of the outstanding common stock of ALH. The amended and restated certificate of incorporation and the amended and restated by-laws provide that the number of directors is fixed and may be increased or decreased from time to time by OTPP, but the board of directors will at no time consist of fewer than three directors. The amended and restated certificate of incorporation provides that no director will be personally liable to ALH or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that this limitation on or exemption from liability is not permitted by the Delaware General Corporation Law (the “DGCL”) and any amendments to that law. ALH’s organizational documents include provisions that eliminate, to the extent allowable under the DGCL, the personal liability of directors or officers for monetary damages for actions taken as a director. They also provide that ALH must indemnify directors and officers against, and if such indemnification is unavailable, advance to directors and officers expenses incurred in defending against certain such actions against such persons. ALH is also expressly authorized to carry directors’ and officers’ insurance for its directors and officers for some liabilities. See “Voting Agreements” below.

Voting Agreements. In connection with the consummation of the Alliance Acquisition, ALH entered into a stockholders agreement with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate a majority of the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

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

Stockholders Agreement

Concurrently with the closing of the Alliance Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The Stockholders Agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate the other directors. The Stockholders Agreement provides that the other parties to the Stockholders Agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

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

In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties at any time after the six month anniversary of the Alliance Acquisition, subject to certain exceptions. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to an independent third party in a liquidity event (as defined in the Stockholders Agreement). The management stockholders are subject to “call” rights, which entitle ALH to require a management stockholder to sell ALH shares of common stock held by such management stockholder, upon any termination of the employment of the management stockholder, or the employee affiliated with such stockholder, with ALH or its subsidiaries, at differing prices, depending upon the circumstances of the termination. The Stockholders Agreement also contains a provision that requires ALH to offer the management stockholders, as long as such management stockholder or the employee affiliated with such management stockholder is employed by ALH or its subsidiaries at such time, the right to purchase equity securities of ALH in a new issuance to OTPP on a pro rata basis, subject to certain exceptions. Certain of the foregoing provisions of the Stockholders Agreement terminates upon the consummation of an initial public offering (as defined in the Stockholders Agreement).

Registration Rights Agreement

Concurrently with the closing of the Alliance Acquisition, ALH entered into a registration rights agreement with OTPP and the parties to the Stockholders Agreement. Pursuant to this agreement, OTPP has the right to make an unlimited number of requests that ALH register its shares under the Securities Act at ALH’s expense. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, in the event that ALH proposes to register any of its shares (other than registrations related to benefit plans and certain other exceptions), all of the holders of registration rights under the agreement have the right to include their shares in the registration statement at ALH’s expense, subject to certain conditions. In connection with all such registrations, ALH has agreed to indemnify all holders of registration rights under the agreement against certain liabilities, including liabilities under the Securities Act.

Predecessor Junior Subordinated Promissory Notes

In May 1998 Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. All outstanding junior subordinated promissory notes were repaid in connection with the consummation of the Transactions.

Predecessor Preferred Interests

In May 1998 Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. These preferred membership interests were redeemable at a redemption price of $6.0 million upon a change of control or certain other liquidity events. We redeemed all preferred membership interests in connection with the consummation of the Transactions.

Predecessor Management Investor Promissory Notes

In May 1998 we entered into promissory notes aggregating approximately $1.8 million with certain members of management to help finance the purchase of common units in Alliance Holdings’ predecessor. Management repaid these promissory notes in connection with the consummation of the Transactions.

Predecessor 1998 Executive Unit Purchase Agreements

Certain members of our management entered into executive unit purchase agreements which governed these executives’ investments in the common membership interests of Alliance Holdings’ predecessor. These unit purchase agreements were terminated in connection with the consummation of the Transactions.

Predecessor Management Fees

In connection with the consummation of the Transactions, we paid to Bain Capital Partners LLC and Bruckmann, Rosser, Sherrill & Co. fees of $7.0 million. The management service agreement pursuant to which such fees were paid was terminated in connection with the consummation of the Transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2006 the audit committee pre-approved the continuation of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2006 and 2005, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP during 2006 were pre-approved by the Board of Directors.

	2006	2005
	(in thousands)
Audit Fees (1)	$543.1	$846.3
Audit –Related Fees(2)	128.2	120.9
Tax Fees(3)	369.7	208.5
All Other Fees(4)	1.5	—

Total	$1,042.5	$1,175.7

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees include out-of-pocket expenses incurred by PricewaterhouseCoopers LLP while completing the financial statement audit. The audit-related fees for 2006 include fees related to opening balance sheet audits, SEC comment letters and Section 404 procedures. The audit-related fees for 2005 include services for consultations concerning acquisition related matters and related reporting standards and consultation regarding matters related to the ALERT2005 financing facility.
(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees in 2006 relate to software subscriptions. There were no other fees in 2005.

(PAGE INTENTIONALLY LEFT BLANK)

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 142.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 144 through 151.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 144 through 151.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 142.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 16th day of March 2007.

Signature	Title	Date

/s/ Thomas F. L’Esperance	Chief Executive Officer, President and Director	3/19/07
Thomas F. L’Esperance

/s/ Bruce P. Rounds	Vice President, Chief Financial Officer	3/19/07
Bruce P. Rounds

Date: March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 19, 2007, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Thomas F. L’Esperance
Thomas F. L’Esperance
Chief Executive Officer, President and Director

/s/ Lee L. Sienna
Lee L. Sienna
Director

/s/ Shael J. Dolman
Shael J. Dolman
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders, proxy statements or forms of proxies or other proxy soliciting materials have been or will be sent to any of the Registrant’s stockholders.

Item 15(a)(1), (2) and (3), and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	63

Consolidated Statements of Income for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	64

Consolidated Statements of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	65

Consolidated Statements of Cash Flows for the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	66

Notes to Consolidated Financial Statements	67

Financial Statement Schedules:

The following consolidated financial statement schedule of Alliance Laundry Holdings LLC is included in Item 15(a),

Schedule II Valuation and Qualifying Accounts	117

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(PAGE INTENTIONALLY LEFT BLANK)

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To
2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2)

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.3	Supply Agreement dated as of January 4, 2006, by and among Coinmach Corporation (hereinafter, “Buyer”), and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.11 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.4	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 10, 2005 (file no. 333-56857-2)

10.5	Lease agreement, dated November 11, 2005 between Alliance Laundry Systems LLC (tenant) and 700 Stanton Drive, LLC (landlord).	Exhibit 10.15 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.6	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.7	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.8	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
10.9	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.10	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.11	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.12	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.13	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.14	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
10.15	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.16	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.17	Indenture, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables Trust 2005-A and The Bank of New York, as indenture trustee.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.18	Purchase Agreement, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.19	Pooling and Service Agreement, dated June 28, 2005, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2005 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2005-A as issuer.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To
10.20	Trust Agreement, dated June 14, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.4 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.21	Administration Agreement, dated June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A, Alliance Laundry Systems LLC and The Bank of New York.	Exhibit 10.5 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.22	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2005 LLC, dated as of June 1, 2005.	Exhibit 10.6 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.23	Insurance and Indemnity Agreement, dated as of June 28, 2005, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Equipment Receivables 2005 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.7 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.24	Note Purchase Agreement, dated as of June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2005 LLC as the transferor, the Note Purchasers party hereto, IXIS Financial Products Inc. as administrative agent and as an agent, Lehman Brothers Holdings Inc. as an agent and The Other Agents Hereto.	Exhibit 10.8 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics.	Exhibit 14.1 to Alliance Laundry Systems LLC’s Form 10-K, dated March 18, 2005 (file no. 333-56857-2)

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description	Incorporated Herein By Reference To
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith