Form 10-Q
period 2008-03-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2008-05-09
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY HOLDINGS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY SYSTEMS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2055893
DELAWARE	39-1928505
DELAWARE	39-1927923
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990

RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 8, 2008: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended March 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,459	$10,594
Accounts receivable, net	17,176	13,406
Inventories, net	63,618	57,609
Beneficial interests in securitized accounts receivable	26,905	29,046
Deferred income tax asset, net	1,759	2,481
Prepaid expenses and other	3,194	2,634

Total current assets	120,111	115,770
Notes receivable, net	2,412	3,601
Property, plant and equipment, net	72,279	71,925
Goodwill	186,331	183,865
Beneficial interests in securitized financial assets	24,370	21,895
Deferred income tax asset, net	7,068	7,068
Debt issuance costs, net	7,594	8,146
Intangible assets, net	147,312	148,017

Total assets	$567,477	$560,287

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$486	$601
Revolving credit facility	—	—
Accounts payable	28,309	26,111
Other current liabilities	40,137	38,763

Total current liabilities	68,932	65,475
Long-term debt and capital lease obligations:
Senior credit facility	183,000	190,000
Senior subordinated notes	149,547	149,523
Other long-term debt and capital lease obligations	1,204	1,664
Deferred income tax liability, net	6,469	6,044
Other long-term liabilities	7,531	6,343

Total liabilities	416,683	419,049
Commitments and contingencies (see Note 9)
Member(s)’ equity	150,794	141,238

Total liabilities and member(s)’ equity	$567,477	$560,287

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net revenues:
Equipment and service parts	$107,444	$94,171
Equipment financing, net	2,471	2,371

Net revenues	109,915	96,542
Cost of sales	77,695	69,776

Gross profit	32,220	26,766

Selling, general and administrative expense	18,002	15,551
Securitization, impairment and other costs	479	530

Total operating expenses	18,481	16,081

Operating income	13,739	10,685

Interest expense	10,281	8,336

Income before taxes	3,458	2,349
Provision for income taxes	1,598	807

Net income	$1,860	$1,542

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$1,860	$1,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,891	4,621
Non-cash interest expense from interest rate swaps	2,926	283
Non-cash gain on commodity & foreign exchange contracts, net	(1,656)	—
Non-cash executive unit compensation	1,478	972
Non-cash income from loan forgiveness	(262)	—
Non-cash charge for pension plan accrual	479	—
Deferred income taxes	647	98
(Gain) loss on sale of property, plant and equipment	(1)	2
Changes in assets and liabilities:
Accounts receivable	(2,748)	(270)
Inventories	(5,063)	(9,211)
Other assets	1,437	6,086
Accounts payable	1,255	1,400
Other liabilities	(1,461)	(7,079)

Net cash provided by (used in) operating activities	3,782	(1,556)

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,908)	(2,024)
Proceeds on disposition of assets	71	1,078

Net cash used in investing activities	(1,837)	(946)

Cash flows used in financing activities:
Principal payments on long-term debt	(7,182)	(2,132)
Issuance of common stock	1,653	—

Net cash used in financing activities	(5,529)	(2,132)

Effect of exchange rate changes on cash and cash equivalents	449	(24)

Decrease in cash and cash equivalents	(3,135)	(4,658)
Cash and cash equivalents at beginning of period	10,594	11,221

Cash and cash equivalents at end of period	$7,459	$6,563

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,430	$9,518
Cash paid for income taxes	58	58

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

		Accumulated other comprehensive income (loss)
	Member(s)’ Equity	Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity
Balances at December 31, 2006	$114,616	$(25)	$—	$1,800	$116,391
Net income	1,542	—	—	—	1,542
Change in pension liability, net	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	812	812

Total comprehensive income					$2,379

Balances at March 31, 2007	$116,158	$—	$—	$2,612	$118,770

Balances at December 31, 2007	$133,870	$(138)	$—	$7,506	$141,238
Equity contribution	1,653	—	—	—	1,653
Net income	1,860	—	—	—	1,860
Foreign currency translation adjustment	—	—	—	5,470	5,470
Unrealized holding gain, net	—	—	573	—	573

Total comprehensive income					$7,903

Balances at March 31, 2008	$137,383	$(138)	$573	$12,976	$150,794

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

On January 27, 2005 ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC, a Delaware limited liability company (“Alliance Holdings”). We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.”

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

On July 14, 2006 we completed the acquisition of substantially all of Laundry System Group NV’s commercial laundry division operations (the “CLD Acquisition”). CLD’s European headquarters are in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”).

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2008 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position and operating results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. This report on Form 10-Q for the period ended March 31, 2008 should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Company’s 2007 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the “FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) (and related implementation guidance). As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is anticipated in the second quarter of 2008.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 (“FSP 157-2”) which permits companies to delay the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to “Note 15—Fair Value Measurements” for additional information. The Company does not expect the standard to have a material impact on its consolidated results of operations and financial condition when the standard is fully adopted in 2009.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) will be applied prospectively to business combinations occurring on or after January 1, 2009.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the fair value provisions of SFAS 159.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS 160 will be applied prospectively on January 1, 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact this statement will have on the Company’s financial statement disclosures.

NOTE 3. RESTRUCTURING AND OTHER ITEMS

Costs Associated With Exit or Disposal Activities

On October 12, 2005 the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin will be approximately $10.5 million, comprised of (1) approximately $3.3 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.4 million of other related expenses. Of the $10.5 million, less than $0.1 million was incurred in the quarter ended March 31, 2008, $0.9 million was incurred in the year ended December 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.2 million reserve is expected to be utilized in the second quarter of 2008 and relates primarily to continuing Facility costs prior to disposition.

The table below summarizes the costs incurred for each of the specified periods and also summarizes where such costs are reflected in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash costs:
One-time termination benefits and relocation	$—	$323
Other labor related costs	15	80
Relocation of the Facility’s tooling and equipment	—	103
Other related expenses	14	148

Total closure costs	$29	$654

Selling, general and administrative expense	$29	$124
Securitization, impairment and other costs	—	530

Total closure costs	$29	$654

On April 1, 2008 the Company terminated the lease of the Marianna, Florida facility with the city of Marianna, Florida. It is expected that all costs related to the termination of the lease will be covered by the remaining reserve of $0.2 million and completed by the end of the second quarter of 2008.

Louisville, Kentucky Discontinuation and Portland, Tennessee Closure. On August 8, 2006 the Board of Directors of ALH resolved to discontinue the Louisville, Kentucky operations (the “Discontinuation”) and close the Portland, Tennessee facility (the “Closure”). The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. The estimated costs of these restructuring activities were recorded as costs of the CLD Acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company substantially completed the Discontinuation and Closure as of December 31, 2007.

In the quarter ended March 31, 2008, the Company increased the restructuring reserve by $0.5 million after re-evaluating the remaining costs associated with the Louisville, Kentucky pension plan termination. The remaining pension plan termination liability is estimated to be $2.2 million as compared to the previous estimate of $1.8 million. The incremental $0.5 million of expense is included in securitization, impairment and other costs in the quarter ended March 31, 2008. The following table summarizes the restructuring reserve, which is included within other current liabilities in the Company’s Condensed Consolidated Balance Sheets:

	Balance at December 31, 2007	Additions	Adjustments	Utilized Cash	Balance at March 31, 2008
One-time termination benefits	$1,639	$432	$—	$—	$2,071
Other labor related costs	127	47	—	—	174
Relocation of tooling and equipment	—	—	—	—	—
Other related expenses	—	—	—	—	—

	$1,766	$479	$—	$—	$2,245

NOTE 4. ASSET BACKED FACILITY

According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells all of its trade receivables and eligible note receivables to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the note receivables sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

On June 28, 2005 (the “Closing Date”), Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the Closing Date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of March 31, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $237.5 million and $54.3 million, respectively.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes issued under the Asset Backed Facility will commence amortization, and borrowings under the Asset Backed Facility will cease prior to June 27, 2009 upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and over collateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A are accelerated upon an event of default or rapid amortization event described above.

At March 31, 2008 our retained interest in trade accounts receivable sold to ALER 2005 was $26.9 million and our estimated fair value of beneficial interests in notes sold was $24.4 million.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the three months ended March 31, 2008 are summarized below:

Goodwill
Balance at December 31, 2007	$183,865
Currency translation	2,466

Balance at March 31, 2008	$186,331

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of 2 years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include certain trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Amortization expense	$1,757	$1,691

The following is a summary of identifiable intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$113,242	$—	$113,242	$113,029	$—	$113,029
Customer agreements and distributor network	31,545	11,131	20,414	31,245	10,184	21,061
Engineering and manufacturing designs and processes	16,673	4,571	12,102	16,003	3,872	12,131
Noncompete agreements	2,122	1,813	309	1,961	1,430	531
Patents	329	27	302	324	25	299
Computer software and other	1,712	769	943	1,683	717	966

	$165,623	$18,311	$147,312	$164,245	$16,228	$148,017

NOTE 6. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Materials and purchased parts	$30,830	$25,186
Work in process	4,763	7,288
Finished goods	30,808	27,370
Inventory reserves	(2,783)	(2,235)

	$63,618	$57,609

NOTE 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Senior Credit Facility	$183,000	$190,000
Senior subordinated notes	149,547	149,523
Revolving credit facility	—	—
Other long-term debt	343	875
Capital lease obligations	1,347	1,390

Gross long-term debt	334,237	341,788
Less: current portion	(486)	(601)

	$333,751	$341,187

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $183.0 million of term loans at March 31, 2008 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility (the “Revolving Credit Facility”); (iii) permit the CLD Acquisition; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

After considering scheduled payments and voluntary prepayments made through March 31, 2008, the term loan facility requires quarterly principal payments of approximately $0.5 million beginning June 30, 2009 through December 31, 2011. The final principal payment of $177.8 million is due on January 27, 2012. At March 31, 2008, the Company could have borrowed $21.5 million in additional indebtedness under the Revolving Credit Facility, after considering outstanding letters of credit of $33.4 million, which reduces the available capacity under the Revolving Credit Facility, and after considering certain debt limitations under the Senior Credit Facility.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if we meet certain leverage ratios. The interest rate on the term loans outstanding at March 31, 2008 was 5.60%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which has a termination date of March 4, 2009, effectively fix the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fix the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a loss reflecting changes in the fair value of its interest rate swaps of $2.9 million for the three months ended March 31, 2008.

On January 25, 2006, the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”), dated January 6, 2006, between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal that commenced January 1, 2007 and a final installment to be paid on December 1, 2010, subject to the covenants of the Agreement. The principal balance on the first promissory note was $0.3 million on March 31, 2008. The second promissory note, in the amount of $0.5 million was forgiven by amendment on March 18, 2008, which accelerated the loan forgiveness from December 31, 2008 to March 31, 2008. The Company recognized a gain of $0.3 million from the loan forgiveness in its Consolidated Statements of Income with a $0.2 million reduction of selling, general and administrative expenses and a $0.1 million reduction of cost of goods sold for the quarter-ended March 31, 2008. The balance of the loan forgiveness of $0.2 million will be amortized to income over a five year period.

NOTE 8. MEMBER(S)’ EQUITY

Member(s)’ equity at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Common member(s)’ contributed capital	$95,244	$95,244
Common stock	34,531	32,878
Treasury stock	(50)	(50)
Retained earnings	7,658	5,798
Foreign currency translation adjustment	12,976	7,506
Pension liability and other benefits	(138)	(138)
Unrealized holding gain, net	573	—

	$150,794	$141,238

On January 31, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. In January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement, dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.7 million at March 31, 2008 and $1.3 million at December 31, 2007.

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

NOTE 10. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2008 was $31.7 million.

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

We record an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on an analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$7,748	$7,194
Currency translation adjustment	133	18
Accruals for current and pre-existing warranties issued during the period	1,387	1,128
Settlements made during the period	(1,221)	(1,053)

Balance at end of period	$8,047	$7,287

NOTE 11. INCOME TAXES

The income tax provision for the three months ended March 31, 2008 was determined by applying an estimated annual effective income tax rate of 40.3% to income before taxes, plus a FIN 48 adjustment of $0.2 million for Belgium taxes related to 2005 and 2006. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the three months ended March 31, 2007 was 34.4%.

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

The Company has approximately $0.4 million of unrecognized tax benefits as of March 31, 2008, which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2004 in Belgium.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended March 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Service cost	$425	$399	$34	$16
Interest cost	817	894	36	25
Expected return on assets	(1,090)	(1,108)	—	—
Amortization of prior service cost	—	—	(4)	(4)
Amortization of loss	—	—	11	—

Net periodic benefit cost	$152	$185	$77	$37

Employer Contributions

We anticipate making a voluntary contribution in 2008 of approximately $1.8 million to our defined benefit pension plan. As of March 31, 2008, no contributions have been made.

NOTE 13. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the members of management to purchase shares of our common stock at option prices ranging from $100.00 to $130.19 per share at March 31, 2008, subject to certain requirements. As of March 31, 2008, stock options represented an aggregate of 8.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of March 31, 2008, approximately sixty-three percent (63%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of March 31, 2008 approximately thirty-seven percent (37%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007, ALH granted 7,605 new options to a new member of the executive staff. In the first quarter of 2008, ALH granted 19,541 new options to a new member of the executive staff. No further options have been issued since March 31, 2008 and no options were exercised in the period ended March 31, 2008. Based upon a valuation of all granted stock options, we recognized $1.5 million and $1.0 million of compensation expense for the periods ended March 31, 2008 and March 31, 2007, respectively. No expense was recognized for the period ended March 31, 2008 or for the period ended March 31, 2007 for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. SFAS No. 133 as amended requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

Effective January 4, 2008 we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR.

The Company recognized a loss reflecting changes in the fair value of interest rate swaps of $2.9 million for the three months ended March 31, 2008 and a loss of $0.3 million for the three months ended March 31, 2007. The fair value of the interest rate swap agreements, which represents the amount that we would pay if we were to settle the instruments, was $3.4 million at March 31, 2008.

The Company recognized a gain reflecting changes in the fair value of commodity hedges of $0.9 million for the three months ended March 31, 2008. There was no activity with respect to commodity hedges during the first quarter of 2007. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments, was $0.1 million at March 31, 2008.

The Company recognized a gain reflecting changes in the fair value of foreign currency hedges of $0.8 million for the three months ended March 31, 2008 as compared to a gain of $44 thousand for the three months ended March 31, 2007. The fair value of these foreign currency hedge contracts, which represents the amount that we would receive upon a settlement of these instruments, was $1.4 million at March 31, 2008.

The Company periodically enters into short-term gas supply contracts for its facilities. The Company concluded that these contracts meet the normal purchases and sales exception of SFAS 133, and therefore does not record the fair value of these instruments in the financial statements.

NOTE 15. FAIR VALUE MEASUREMENTS

As described in Note 2, we adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Derivative Financial Instruments

The fair value of interest rate swap derivatives is primarily based on models using discounted cash flows that utilize the appropriate market-based forward swap curves and interest rates.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

The fair value of commodity forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Securitized Retained Interests

The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates. These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular securitized assets.

Assets and liabilities measured at fair value, primarily related to financial products, included in our Consolidated Balance Sheets as of March 31, 2008 are summarized below:

	March 31, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets
Derivative financial instruments	$—	$1,410	$—	$1,410
Securitized retained interests	—	—	51,275	$51,275

Total assets	$—	$1,410	$51,275	$52,685

Liabilities
Derivative financial instruments	$—	$3,553	$—	$3,553

Total liabilities	$—	$3,553	$—	$3,553

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended March 31, 2008. These instruments, primarily related to securitized retained interest in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains or losses realized/unrealized
Included in earnings	1,753
Included in other comprehensive income (loss)	573
Purchases, issuances and settlements	(1,992)

Balance at March 31, 2008	$51,275

Gains and losses included in earnings are reported in net revenues as equipment financing, net for equipment notes and losses on trade receivables sold are reported in selling, general and administrative expense.

NOTE 16. SEGMENT INFORMATION

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

The Company’s primary measure of operating performance is gross profit. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in millions)
Net Revenues:
Commercial laundry	$76.0	$62.5
Consumer laundry	6.0	6.0
Service parts	13.9	13.3
European Operations	22.6	21.0
Worldwide eliminations	(8.6)	(6.3)

	$109.9	$96.5

Gross Profit:
Commercial laundry	$22.5	$21.7
Consumer laundry	(0.2)	(0.1)
Service parts	5.7	5.9
European Operations	6.4	5.2
Worldwide eliminations	0.1	0.2

	34.5	32.9
Other manufacturing costs	(2.3)	(6.1)

Gross profit as reported	$32.2	$26.8

Depreciation and Amortization:
U.S. Operations	$3.8	$3.7
European Operations	$1.1	$0.9

Capital Expeditures:
U.S. Operations	$1.7	$1.7
European Operations	$0.2	$0.3

Assets:
U.S. Operations	$468.3	$479.5
European Operations	$99.2	$90.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in our 2007 Annual Report on Form 10-K.

OVERVIEW

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we believe that we are also a leader in the European stand-alone commercial laundry equipment industry.

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

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. All dollar amounts are in thousands unless otherwise indicated.

RESULTS OF OPERATIONS

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in millions)
Net revenues:
Commercial laundry	$76.0	$62.5
Consumer laundry	6.0	6.0
Service parts	13.9	13.3
European Operations	22.6	21.0
Worldwide eliminations	(8.6)	(6.3)

	$109.9	$96.5

Net revenues. Net revenues for the quarter ended March 31, 2008 increased $13.4 million, or 13.8%, to $109.9 million from $96.5 million for the quarter ended March 31, 2007. This increase was attributable to higher commercial laundry revenues of $13.5 million, higher service parts revenue of $0.6 million and higher European Operations revenue of $1.6 million, offset by lower worldwide sales eliminations of $2.3 million. The increase in commercial laundry revenues includes $8.6 million of higher North American commercial equipment revenue and $4.7 million of higher international revenue. North American commercial equipment revenue was higher due to multi-housing, coin-operated and on-premise laundry customers. Revenue for international customers was higher in Europe, Asia and the Middle East. The European Operations revenue includes an increase of $2.9 million related to exchange rates. The net revenue increases stated above include price increases of approximately $3.6 million for the base business.

Gross profit. Gross profit for the quarter ended March 31, 2008 increased $5.4 million, or 20.4%, to $32.2 million from $26.8 million for the quarter ended March 31, 2007. This increase was primarily due to margins associated with higher sales volumes as well as $3.6 million of price increases within the base business. These increases in gross profit were offset by $1.2 million of higher raw material and product distribution costs within the base business. Gross profit as a percentage of net revenues increased to 29.3% for the quarter ended March 31, 2008 from 27.7% for the quarter ended March 31, 2007.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended March 31, 2008 increased $2.4 million, or 15.8%, to $18.0 million from $15.6 million for the quarter ended March 31, 2007. The increase in selling, general and administrative expense was due primarily to approximately $1.0 million of selling and marketing costs to support the higher sales volumes, $0.7 million of legal and advisory costs, $0.2 million of higher product development costs and $0.5 million of higher non-cash incentive compensation related to incentive units and stock option programs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 16.4% for the quarter ended March 31, 2008 as compared to 16.1% for the quarter ended March 31, 2007.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended March 31, 2008 of $0.5 million decreased by less than $0.1 million as compared to the quarter ended March 31, 2007. Securitization, impairment and other costs for the quarter ended March 31, 2008 includes $0.5 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs for the quarter ended March 31, 2007 included $0.5 million related to Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues decreased to 0.4% for the quarter ended March 31, 2008 as compared to 0.5% for the quarter ended March 31, 2007.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2008 increased $3.0 million, or 28.6%, to $13.7 million from $10.7 million for the quarter ended March 31, 2007. Operating income as a percentage of net revenues increased to 12.5% for the quarter ended March 31, 2008 as compared to 11.1% for the quarter ended March 31, 2007.

Interest expense. Interest expense for the quarter ended March 31, 2008 increased $2.0 million, or 23.3%, to $10.3 million from $8.3 million for the quarter ended March 31, 2007. Interest expense in 2008 includes an unfavorable non-cash adjustment of $2.9 million to reflect adjustments in the fair values of interest rate swap agreements. Interest expense in 2007 included an unfavorable non-cash adjustment of $0.3 million. The remaining decrease in interest expense of $0.6 million was primarily attributable to lower average borrowing amounts for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. Interest expense as a percentage of net revenues increased to 9.3% for the quarter ended March 31, 2008 as compared to 8.6% for the quarter ended March 31, 2007.

Income tax provision. The provision for income taxes for the quarter ended March 31, 2008 was $1.6 million, as compared to $0.8 million for the quarter ended March 31, 2007. The effective income tax rate was 40.3%, with an additional $0.2 million related to 2005 and 2006 tax assessments, for the quarter ended March 31, 2008 as compared to 34.4% for the quarter ended March 31, 2007.

Net income. As a result of the foregoing, our net income for the quarter ended March 31, 2008 increased $0.4 million, or 20.6%, to $1.9 million as compared to $1.5 million for the quarter ended March 31, 2007. Net income as a percentage of net revenues for the quarter ended March 31, 2008 was 1.7% as compared to 1.6% for the quarter ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2008 will not exceed $11.5 million. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $7.0 million of voluntary prepayments made year to date through March 31, 2008, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2008	$95	$370	$465
2009	1,540	517	2,057
2010	2,001	455	2,456
2011	1,882	5	1,887
2012	177,825	—	177,825
Thereafter	150,000	—	150,000

	$333,343	$1,347	$334,690

Less: Unamortized discount on long-term debt			(453)

Long-term debt and capital lease obligations, net			$334,237

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $183.0 million at March 31, 2008) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At March 31, 2008, there were no borrowings under our Revolving Credit Facility. At March 31, 2008 letters of credit issued on our behalf under the Revolving Credit Facility totaled $33.4 million. At March 31, 2008 we had $21.6 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $21.5 million at March 31, 2008 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 5.00 to 1.00 at March 31, 2008. At March 31, 2008, we were in compliance with this and all other debt related covenants. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
2008	$—
2009	1,411
2010	1,882
2011	1,882
2012	177,825
Thereafter	—

$183,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures or working capital needs, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.00 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of March 31, 2008, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.70 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.44 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax provision (benefit) and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended March 31, 2008.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Total
EBITDA	$16,335	$15,445	$21,994	$18,078	$71,852
Finance program adjustments (a)	(77)	(595)	(665)	(689)	(2,026)
Other non-recurring charges (b)	716	668	228	479	2,091
Other non-cash charges (c)	832	902	(2,928)	(178)	(1,372)

Adjusted EBITDA	$17,806	$16,420	$18,629	$17,690	$70,545

					March 31, 2008
Revolving Credit Facility					$—
Senior Credit Facility					183,000
Senior Subordinated Notes					149,547
Other long-term debt and capital lease obligations					1,690
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$331,237

Consolidated Total Debt to Adjusted EBITDA ratio					4.70

	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Total
Interest expense	$8,125	$9,410	$8,876	$10,281	$36,692
Non-cash interest	(597)	(921)	(1,392)	(3,479)	(6,389)
Interest on letters of credit and permitted receivables financing	(231)	(1,102)	(265)	(277)	(1,875)
Interest income	109	162	161	23	455

Consolidated Cash Interest Expense	$7,406	$7,549	$7,380	$6,548	$28,883

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.44

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.3 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, $0.5 million related to the Louisville, Kentucky pension plan termination which is included in the securitization, impairment and other costs line of our Consolidated Statements of Operations, and $1.3 million of investigatory and audit costs related to the restatements which are included in the selling, general and administrative expenses line of our Consolidated Statements of Operations.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $1.1 million of expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our Consolidated Statements of Operations, $0.9 million of non-cash mark to market gains relating to commodity and foreign exchange hedge agreements, which are included in the cost of sales line of our Consolidated Statements of Operations, and a one-time non-cash pension curtailment gain of $1.6 million associated with the freeze of benefit accruals for all U.S. based salaried employees effective January 1, 2009, which was included in the securitization, impairment and other costs line of our Consolidated Statements of Operations.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”) a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005, which in turn will transfer them to the trust. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of March 31, 2008, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $237.5 million and $54.3 million, respectively.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Asset Backed Facility primary documents; (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2008 was $31.7 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2008 of $3.8 million was driven by cash generated by operations of $10.4 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $6.6 million. Working capital requirements for the three months ended March 31, 2008 increased for inventories and accounts receivable. The working capital investment in inventories at March 31, 2008 increased $5.1 million due to seasonal inventory increases. The working capital investment in accounts receivable increased $2.7 million, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary, ALER2005.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2008 and March 31, 2007 were $1.9 million and $2.0 million, respectively. Capital spending in the first three months of 2008 was principally oriented toward production capacity related equipment purchases. The capital spending in the first three months of 2007 was principally oriented toward Ripon, Wisconsin space requirements for acquired service part inventories, computer infrastructure requirements and product enhancements.

Proceeds on disposition of assets within the consolidated statements of cash flows for the three months ended March 31, 2007 includes $0.8 million of proceeds from the sale of the Portland, Tennessee facility.

Equity Issuance

On January 31, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. In January 31, 2008, ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement, dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the “FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) (and related implementation guidance). As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a new exposure draft is anticipated in the second quarter of 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. Alliance adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities as required. Refer to “Note 15 — Fair Value Measurements” for additional information. We do not expect the standard to have a material impact on our consolidated results of operations and financial condition when the standard is fully adopted in 2009.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will be effective for us beginning in the first quarter of 2009 and will be applied prospectively to business combinations occurring on or after January 1, 2009.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008. SFAS 159 was effective for us on January 1, 2008. We have elected not to apply the fair value provisions of SFAS 159.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption is not expected to have a material impact on our consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact this statement will have on our financial statement disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our 2007 Annual Report on Form 10-K (file no. 333-56857), except as noted below.

From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures.

Effective January 4, 2008 we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, there was no net cash interest received during 2007. Under the swap, we received $0.1 million during the three months ended March 31, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $3.0 million at March 31, 2008.

Effective March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2008, we paid a fixed rate of 3.81%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $0.2 million during the three months ended March 31, 2008.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid seventeen thousand dollars during the three months ended March 31, 2008. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.4 million at March 31, 2008.

During the fourth quarter of 2007, we entered into foreign exchange contracts with Fortis Bank NV to hedge a portion of our foreign exchange risk related to purchases by Alliance International BVBA from Alliance Laundry Systems LLC. All foreign exchange contracts with Fortis Bank matured prior to March 31, 2008.

During the fourth quarter of 2007, we entered into foreign exchange hedge contracts with LaSalle National Bank NA to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange, we received $0.3 million during the three months ended March 31, 2008. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was $1.4 million at March 31, 2008.

During the third and fourth quarters of 2007, we entered into commodity hedge contracts with LaSalle National Bank NA to hedge a portion of our nickel commodity risk related to stainless steel purchases by Alliance Laundry Systems LLC. Under the commodity hedges, we paid $0.1 million during the three months ended March 31, 2008. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was $0.1 million at March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in “Note 9 – Commitments and Contingencies.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; the availability of borrowings under our Revolving Credit Facility, dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Reports on Form 10-K (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 9 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	5-8-08
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	5-8-08
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	5-8-08
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	5-8-08
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chief Executive Officer	5-8-08
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	5-8-08
Bruce P. Rounds