Form 10-Q
period 2009-03-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2009-05-11
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 11, 2009: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended March 31, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$8,700	$14,314
Accounts receivable, net	15,716	13,775
Inventories, net	58,097	59,810
Retained beneficial interests in accounts receivable	25,758	28,168
Deferred income tax asset, net	4,786	4,730
Prepaid expenses, restricted cash and other assets	2,312	2,537

Total current assets	115,369	123,334
Notes receivable, net	3,331	4,666
Property, plant and equipment, net	66,887	69,099
Goodwill	181,108	182,464
Retained beneficial interests in financial assets	31,509	30,740
Deferred income tax asset, net	6,906	7,713
Debt issuance costs, net	5,738	6,202
Intangible assets, net	139,678	141,563

Total assets	$550,526	$565,781

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$445	$576
Revolving credit facility	—	—
Accounts payable	29,459	33,973
Other current liabilities	39,804	44,783

Total current liabilities	69,708	79,332
Long-term debt and capital lease obligations	290,125	310,152
Deferred income tax liability, net	5,135	5,485
Other long-term liabilities	25,791	24,934

Total liabilities	390,759	419,903
Commitments and contingencies (See Note 15)
Member(s)’ equity	159,767	145,878

Total liabilities and member(s)’ equity	$550,526	$565,781

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net revenues:
Equipment and service parts	$93,341	$107,444
Equipment financing, net	3,024	2,471

Net revenues	96,365	109,915
Cost of sales	73,347	77,695

Gross profit	23,018	32,220

Selling, general and administrative expense	13,232	18,002
Securitization, impairment and other costs	347	479

Total operating expenses	13,579	18,481

Operating income	9,439	13,739
Interest expense	5,883	10,281

Income before taxes	3,556	3,458
Provision for income taxes	1,278	1,598

Net income	$2,278	$1,860

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$2,278	$1,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,311	4,891
Non-cash interest (income) expense	(592)	2,926
Non-cash gain on commodity & foreign exchange contracts, net	(238)	(1,656)
Non-cash executive unit compensation	420	1,478
Non-cash income from loan forgiveness	—	(262)
Non-cash charge for pension plan accrual	—	479
Deferred income taxes	642	647
Other, net	43	(1)
Changes in assets and liabilities:
Accounts receivable	(902)	(2,748)
Inventories	1,206	(5,063)
Other assets	1,789	1,437
Accounts payable	(4,117)	1,255
Other liabilities	(3,611)	(1,461)

Net cash provided by operating activities	1,229	3,782

Cash flows from investing activities:
Capital expenditures	(855)	(1,908)
Proceeds on disposition of assets	—	71

Net cash used in investing activities	(855)	(1,837)

Cash flows from financing activities:
Principal payments on long-term debt	(20,139)	(7,182)
Member contributions	14,500	—
Issuance of common stock	—	1,653

Net cash used in financing activities	(5,639)	(5,529)

Effect of exchange rate changes on cash and cash equivalents	(349)	449

Decrease in cash and cash equivalents	(5,614)	(3,135)
Cash and cash equivalents at beginning of period	14,314	10,594

Cash and cash equivalents at end of period	$8,700	$7,459

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,277	$10,430
Cash paid for income taxes	$57	$58

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Member(s)’ Equity	Pension Liability and Other Benefits	Currency Translation	Total Member(s)’ Equity
Balances at December 31, 2008	$152,698	$(11,213)	$4,393	$145,878
Net income	2,278	—	—	2,278
Foreign currency translation adjustment	—	—	(2,889)	(2,889)

Total comprehensive income				(611)
Member contributions	14,500	—	—	14,500

Balances at March 31, 2009	$169,476	$(11,213)	$1,504	$159,767

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

In connection with the closing of the Alliance Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008.

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division (“CLD Acquisition”). CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain.

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2009 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its consolidated subsidiaries.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in Alliance Holdings’ annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations; although, the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year. This report on Form 10-Q for the quarter ended March 31, 2009 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2008 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2009.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Materials and purchased parts	$28,551	$24,910
Work in process	4,543	10,503
Finished goods	27,590	26,857
Inventory reserves	(2,587)	(2,460)

	$58,097	$59,810

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the three months ended March 31, 2009 are summarized below:

Goodwill
Balance at December 31, 2008	$182,464
Currency translation	(1,356)

Balance at March 31, 2009	$181,108

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks, which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements, which are amortized over their estimated useful lives of two years, and patents and computer software, which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include certain trademarks and trade names, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Amortization expense	$1,361	$1,757

The following is a summary of identifiable intangible assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and trade names	$112,790	$—	$112,790	$112,907	$—	$112,907
Customer agreements and distributor network	30,909	14,745	16,164	31,075	13,847	17,228
Engineering and manufacturing designs and processes	15,255	5,787	9,468	15,623	5,537	10,086
Noncompete agreements	1,781	1,781	—	1,869	1,869	—
Patents	377	40	337	355	37	318
Computer software and other	1,929	1,010	919	1,974	950	1,024

	$163,041	$23,363	$139,678	$163,803	$22,240	$141,563

NOTE 4. ASSET BACKED FACILITY

According to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells all of its trade receivables and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 140 requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the trade and note receivables sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain or loss on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income.

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. The Company believes, based on currently available information and market conditions, that it will be able to refinance the facility. The Company is currently working on a replacement facility and expects to close such new facility in the second quarter of 2009. The Company anticipates that the advance rate for trade receivables will be lower and, based on current market conditions, the four year revolving period will be shortened in the replacement facility. As of March 31, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $259.1 million and $42.7 million, respectively.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

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

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and over-collateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALER 2005 are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A are accelerated upon an event of default or rapid amortization event described above.

At March 31, 2009 our retained interest in trade accounts receivable sold to ALER 2005 was $25.8 million and our estimated fair value of beneficial interests in notes sold was $31.5 million.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 is intended to improve the transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.

Derivative instruments are accounted for at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The accounting for changes in the fair value of a derivative depends on the intended use, designation and type of the derivative instrument. The Company does not designate any of its derivatives as hedges and as such records all changes in fair values as a component of earnings.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We primarily deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

Hedging Strategy

We are exposed to certain risks relating to our ongoing business operations. As a result, we enter into derivative transactions to manage certain of these exposures that arise in the normal course of business. The primary risks managed by using derivative instruments are interest rate risks, fluctuations in foreign currency exchange rates, and commodity price fluctuations. Fluctuations in these rates and prices can affect our operating results and financial condition. We manage the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. Under the terms of our Senior Credit Facility, we are required to provide interest rate protection in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $140.0 million at March 31, 2009, $110.0 million of which is covered by interest rate swap agreements and the balance of $30.0 million is variable rate term loan borrowings. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. An assumed 10% increase/decrease in the variable portion of the interest rate of 3.59% in effect at March 31, 2009 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

Foreign Currency Risk. We have manufacturing, sales and distribution facilities in Belgium and sales and distribution facilities in Norway and Spain and we make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales from our domestic operations are denominated in U.S. dollars, we are exposed to transactional and translational foreign exchange risk related to our foreign operations.

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2009, we were managing $9.4 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at March 31, 2009 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at quarter end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at March 31, 2009 was a $1.5 million gain. The net amount invested in foreign operations at March 31, 2009 was approximately $52.6 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We purchase certain commodities, including steel, stainless steel and copper. In addition, we purchase raw materials and components containing various commodities, including nickel, zinc, aluminum and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions under SFAS 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2009, we were managing $2.9 million of nickel hedge contracts and $0.7 million of copper hedge contracts which are not designated as accounting hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at March 31, 2009:

		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Interest swaps/options	$110,000	$—	$2,322	Other current liabilities	Through 12/31/09
Foreign currency hedges	$9,422	—	51	Other current liabilities	Various through 12/31/09
Commodity hedges	$3,583	158	1,844	Other current liabilities	Various through 12/31/09

Total undesignated derivatives		$158	$4,217

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the three months ended March 31, 2009 are as follows:

Undesignated Hedges	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
Interest swaps/options	Interest expense	$23
Foreign currency hedges	Cost of sales	(428)
Commodity hedges	Cost of sales	(183)

		$(588)

NOTE 6. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

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

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

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

Retained Beneficial Interests

The fair value of retained beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions such as credit losses, prepayment speeds and discount rates. These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular securitized assets.

Assets and liabilities which are measured at fair value and primarily relate to financial products, are included in our Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 as summarized below:

	March 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$158	$—	$158
Securitized retained interests	—	—	57,267	57,267

Total assets	$—	$158	$57,267	$57,425

Liabilities
Derivative financial instruments	$—	$4,217	$—	$4,217

Total liabilities	$—	$4,217	$—	$4,217

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$327	$—	$327
Securitized retained interests	—	—	58,908	58,908

Total assets	$—	$327	$58,908	$59,235

Liabilities
Derivative financial instruments	$—	$5,378	$—	$5,378

Total liabilities	$—	$5,378	$—	$5,378

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009 and March 31, 2008. These instruments, related to retained beneficial interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2008	$58,908
Total gains (losses) realized/unrealized
Included in earnings	2,620
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements, net	(4,261)

Balance at March 31, 2009	$57,267

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains (losses) realized/unrealized
Included in earnings	1,753
Included in other comprehensive income (loss)	573
Purchases, issuances, and settlements, net	(1,992)

Balance at March 31, 2008	$51,275

For the three months ended March 31, 2009, gains of $7.5 million and losses of $4.7 million, respectively, on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $0.2 million on trade receivable sales are reported in selling, general and administrative expense. For the three months ended March 31, 2008, gains of $6.6 million and losses of $4.4 million, respectively, on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $0.4 million on trade receivable sales are reported in selling, general and administrative expense.

NOTE 7. INCOME TAXES

The income tax provision for the three months ended March 31, 2009 was determined by applying an estimated annual effective income tax rate of 36.0% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the three months ended March 31, 2008 was 40.3% plus an adjustment of $0.2 million for Belgium taxes related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

There are various factors that may cause our tax assumptions to change in the near term and, as a result, the Company may have to increase or decrease its valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

The Company has approximately $0.2 million of unrecognized tax benefits as of March 31, 2009 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2006 in Belgium.

On October 3, 2008 The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of energy efficient provisions that will ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers that meet or exceed Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. During the first quarter of 2009, and in future periods through 2010, we expect to record a tax credit benefit under the provisions of the Act related to the production of qualifying clothes washers. Including the Energy Credit, we anticipate total general business tax credits recorded during 2009 will reduce our effective tax rate by approximately 2.7%.

NOTE 8. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2009 was $33.8 million. The Company is currently working on a replacement facility and expects to close such new facility in the second quarter of 2009.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$7,985	$7,748
Currency translation adjustment	(60)	133
Accruals for current and pre-existing warranties issued during the period	1,281	1,387
Settlements made during the period	(1,303)	(1,221)

Balance at end of period	$7,903	$8,047

NOTE 9. RESTRUCTURING AND OTHER ITEMS

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

No material restructuring expenses were incurred during the three months ended March 31, 2009. As such, expense information for the three months ended March 31, 2009 has not been disclosed. The Company had $2.8 million accrued as of March 31, 2009 and December 31, 2008 for the settlement of the Cissell pension liability, the pension that covers the former Louisville, Kentucky employees, which is anticipated to occur during 2009.

	Balance at December 31, 2007	Additions	Utilized Cash	Balance at March 31, 2008
One-time termination benefits	$1,639	$432	$—	$2,071
Other labor related costs	127	47	—	174

	$1,766	$479	$—	$2,245

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended March 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Service cost	$172	$425	$40	$34
Interest cost	859	817	42	36
Expected return on assets	(814)	(1,090)	—	—
Amortization of prior service cost	1	—	(5)	(4)
Amortization of loss	248	—	15	11

Net periodic benefit cost	$466	$152	$92	$77

Employer Contributions

The Company expects to contribute $2.5 million to its defined benefit pension plans during 2009. As of March 31, 2009, no contributions have been made.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Senior Credit Facility	$140,000	$160,000
Senior subordinated notes	149,641	149,617
Revolving credit facility	—	—
Other long-term debt	217	248
Capital lease obligations	712	863

Gross long-term debt	290,570	310,728
Less: current portion	(445)	(576)

	$290,125	$310,152

On July 14, 2006 Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement under which the Company has outstanding $140.0 million of term loans at March 31, 2009 to (i) provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility (the “Revolving Credit Facility”); (iii) permit the CLD Acquisition; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, for fiscal years 2007 through 2012, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc, a subsidiary of Lehman, as administrative agent for the Credit Agreement and a revolver commitment, was replaced by Bank of America, N.A. on substantially the same terms during the first quarter of 2009.

After considering scheduled payments and voluntary prepayments made through March 31, 2009, the term loan facility requires quarterly principal payments of approximately $0.4 million beginning June 30, 2010 through December 31, 2011. The final principal payment of $137.5 million is due on January 27, 2012. At March 31, 2009, the Company had no outstanding borrowings under its Revolving Credit Facility. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) between the Company and a related party were used to pre-pay the Senior Credit facility. See Note 13 – Member’s Equity for further discussion of the PIK Note.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if we meet certain leverage ratios. The interest rate on the term loans outstanding at March 31, 2009 was 3.59%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which had a termination date of March 4, 2009, effectively fixed the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a gain reflecting changes in the fair value of its interest rate swaps of $0.6 million for the three months ended March 31, 2009.

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of March 31, 2009 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined in the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of March 31, 2009 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 4.24 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.77 to 1.00.

At March 31, 2009 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.50, we could have borrowed an additional $17.5 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. Global macroeconomic conditions have continued to deteriorate since December 31, 2008 and are expected to continue to further deteriorate in the near term. This economic deterioration has led to lower net revenues and lower operating income as compared to the first quarter of 2008. We have reduced our operating expenses and have secured lower costs for raw materials. We have also frozen salaries for the remainder of 2009. We continue to monitor our business plan for additional measures that could improve profitability. The Company also has the ability to defer non-critical capital expenditures. The Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

In addition, beginning after June 27, 2009, the Company will be unable to request new borrowings under its off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. The Company believes, based on currently available information and market conditions, that it will be able to refinance the facility. The Company is currently working on a replacement facility and expects to close such new facility in the second quarter of 2009. However, should market conditions and/or the asset-backed securitization market continue to deteriorate, or the Company’s financial position deteriorates, it may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 27, 2009 could have a material adverse effect on the business, financial condition and results of operations, including the Company’s revenues, EBITDA, liquidity and leverage.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 27, 2005, in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the members of management to purchase shares of ALH’s common stock at an average option price of $106.56 per share at March 31, 2009, subject to certain requirements. As of March 31, 2009, stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of March 31, 2009, approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of March 31, 2009, approximately forty-one percent (41%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the Company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

In the first quarter of 2008, ALH granted 19,541 new options to a new member of the executive staff. No further options have been issued since March 31, 2008. Based upon a valuation of all granted stock options, we recognized $0.4 million and $1.5 million of compensation expense for the three months ended March 31, 2009 and March 31, 2008, respectively. No expense was recognized for the periods ended March 31, 2009 or March 31, 2008, respectively, for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 13. MEMBER(S)’ EQUITY

On March 26, 2009 Alliance Finance LLC (Parent company of Alliance Holdings), as borrower, and OTPP, as lender, entered into a $15.0 million PIK Note. The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and were used to reduce the outstanding debt of our Senior Credit Facility. This contribution was recorded as an increase to member(s)’ equity.

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

NOTE 14. SEGMENT INFORMATION

The Company manufactures and sells commercial laundry equipment that can be installed in a multitude of applications ranging from small chassis products used in commercial laundromats to large products used in institutional laundry applications. The Company maintains manufacturing facilities in Ripon, Wisconsin and Wevelgem, Belgium to fulfill orders throughout the world.

Prior to 2009, the Company organized its business by sales channel and managed the Company under two reportable segments, Commercial Laundry and European Operations. Given the Company’s significant market share in North America and its growth strategy for other regions of the world, the Company has reorganized its business into geographic regions in the first quarter of 2009. This reorganization included a realignment of the Company’s sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, the Company has the following operating segments: U.S. and Canada, Europe, Asia, Latin America, and the Middle East & Africa. The Company has determined that its operating segments are its reportable segments.

The Company uses segment net revenues and gross profit as its measures of performance and to allocate resources. Management believes these are the best measures to help users of its financial statements predict future trends. In determining gross profit for our operating segments, the Company does not allocate certain manufacturing costs, including manufacturing variances and customer support expenses. Gross profit is determined by subtracting cost of sales from net revenues. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance.

General and administrative expenses, interest expense, other debt related expenses and the provision for income taxes are centrally managed. Consequently, these measures are not presented in the segment disclosures because they are not part of the segment profitability results reviewed by management.

Currently, assets are physically maintained in the United States and Belgium. However, due to common manufacturing lines and significant shared components across all five reportable segments, assets by reportable segment are not provided to the Company’s Chief Operating Decision Maker. As such, total assets by reportable segment are not disclosed.

Net revenues and gross profit as determined by the Company for its reportable segments are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008 (restated)
	(in millions)
Net Revenues:
United States and Canada	$69.4	$75.0
Europe	13.7	19.8
Latin America	2.5	4.4
Asia	6.5	6.4
Middle East & Africa	4.3	4.3

	$96.4	$109.9

Gross Profit:
United States and Canada	$15.1	$21.7
Europe	4.1	6.0
Latin America	0.8	1.4
Asia	2.1	2.0
Middle East & Africa	0.9	1.1

	$23.0	$32.2

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.2 million at March 31, 2009 compared to $1.2 million at December 31, 2008.

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. The FASB voted in April 2008 to overhaul SFAS 140 to eliminate vehicles known as qualifying special purpose entities (“QSPE”). On July 30, 2008 the FASB announced that the rule changes should be effective for reporting periods beginning after November 15, 2009. Our ALERT 2005 Asset Backed Facility was structured as a QSPE. Elimination of the QSPE from SFAS 140 is not expected to impact gain on sale accounting. However, as of this date, changes to the draft revision are still under deliberation by the FASB.

The FASB voted in April 2008 to overhaul FASB Interpretation Number (“FIN”) 46(R), (“FIN 46(R)”). Resulting changes to the consolidation model could ultimately require consolidation of all financing trusts organized under the current QSPE model of SFAS 140. The provisions that are being removed are relied upon by many entities used in their securitization under the guidance in FIN 46(R). Changes to the statement are still under deliberation, and the FASB expects to issue a final statement in the second quarter of 2009.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining provisions of SFAS 157 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted SFAS No. 161 on January 1, 2009. The disclosures required by SFAS No. 161 are included in Note 5 – Derivative Financial Instruments.

On April 25, 2008 the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 141 “Goodwill and Other Intangible Assets,” and requires enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, this statement shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, this statement shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP FAS 142-3 on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

On April 9, 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact this FASB staff position will have on its financial position and results of operations.

On April 9, 2009 the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 will be effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact this FASB staff position will have on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in our 2008 Annual Report on Form 10-K. All dollar amounts are in thousands unless otherwise indicated.

OVERVIEW

We believe that we are a leading global designer, manufacturer and marketer of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the United States and Canada stand-alone commercial laundry equipment industry for more than ten years. With the addition of our foreign operations and our ability to offer a complete range of brands and products throughout the world, we believe that we are a leader in the global stand-alone commercial laundry equipment industry.

Stand-alone commercial laundry equipment industry revenues are primarily driven by population growth and the replacement cycle of laundry equipment. With economic conditions having limited effect on the frequency of use and, therefore, the useful life of laundry equipment, industry revenues have historically been relatively stable. A majority of our revenues are generated by recurring sales of replacement equipment and service parts.

During the quarter ended March 31, 2009, our industry, as many other industries both in the United States and abroad, faced continuing significant macroeconomic challenges, including significant instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and led to higher material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

Prior to 2009, we organized our business by sales channel and managed the Company under two reportable segments, Commercial Laundry and European Operations. Given our significant market share in North America and our growth strategy for other regions of the world, we have reorganized our business into geographic regions in the first quarter of 2009. This reorganization included a realignment of our sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, we have the following operating segments: U.S. and Canada, Europe, Asia, Latin America, and the Middle East & Africa. We have determined that our operating segments are our reportable segments.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2009 as Compared to Quarter Ended March 31, 2008

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008 (restated)	Change
	(in millions)
Net revenues:
United States and Canada	$69.4	$75.0	(7.5%)
Europe	13.7	19.8	(30.8%)
Latin America	2.5	4.4	(43.2%)
Asia	6.5	6.4	1.6%
Middle East & Africa	4.3	4.3	0.0%

	$96.4	$109.9	(12.3%)

Net revenues. Net revenues for the quarter ended March 31, 2009 decreased $13.5 million, or 12.3%, to $96.4 million from $109.9 million for the quarter ended March 31, 2008. This decrease was primarily attributable to a decrease in United States and Canada revenues of $5.6 million, a decrease in Europe revenues of $6.1 million and a decrease in Latin America revenues of $1.9 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats, on-premise laundries and service part customers, partially offset by increases in revenues from multi-housing customers higher earnings from our off-balance sheet equipment financing program. The decrease in Europe revenues was most significant in Eastern Europe, due to a lack of credit availability to customers. The decrease in Latin America revenues reflects a lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. Total Company revenues for the quarter include price increases of approximately $3.1 million, offset by a decrease of $15.1 million of sales volume and sales mix and $2.2 million related to exchange rates. The price increases occurred primarily in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe.

Gross profit. Gross profit for the quarter ended March 31, 2009 decreased $9.2 million, or 28.6%, to $23.0 million from $32.2 million for the quarter ended March 31, 2008. Total Company gross profit for the quarter includes price increases of approximately $3.1 million and $0.6 million of higher earnings from our off-balance sheet equipment financing program, which were offset by $5.1 million of reduced gross profits due to a decrease in sales volume and sales mix and $0.7 million related to exchange rates. Total gross profit for the quarter also includes $6.6 million of higher raw material and product distribution costs, which includes $3.3 million of higher material costs associated with beginning inventory balances. United States and Canada gross profit decreased as a result of lower sales volumes and mix as well as higher raw material and product distribution costs, which includes the $3.3 million of higher material costs associated with beginning inventory balances. These decreases were partly offset by price increases and the higher earnings from the off-balance sheet equipment financing program. Europe gross profit decreased as a result of lower sales volumes and mix, higher raw material costs and exchange rates. Latin America gross profit decreased primarily as a result of lower sales volumes and mix. Gross profit as a percentage of net revenues decreased to 23.9% for the quarter ended March 31, 2009 from 29.3% for the quarter ended March 31, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended March 31, 2009 decreased $4.8 million, or 26.5%, to $13.2 million from $18.0 million for the quarter ended March 31, 2008. The decrease in selling, general and administrative expense was primarily due to $1.5 million of reduced sales and marketing expenses, $1.2 million of reduced product development costs, $1.1 million of reduced non-cash incentive compensation related to the Company’s stock option program, $0.5 million of reduced legal expenses and $0.4 million of lower management bonus costs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 13.7% for the quarter ended March 31, 2009 as compared to 16.4% for the quarter ended March 31, 2008.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended March 31, 2009 of $0.3 million decreased by $0.2 million as compared to the quarter ended March 31, 2008. Securitization, impairment and other costs for the quarter ended March 31, 2009 included $0.3 million of legal costs related to the Lehman bankruptcy. Securitization, impairment and other costs for the quarter ended March 31, 2008 included $0.5 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs as a percentage of net revenues was 0.4% for the quarters ended March 31, 2009 and March 31, 2008.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2009 decreased $4.3 million, or 31.3%, to $9.4 million from $13.7 million for the quarter ended March 31, 2008. Operating income as a percentage of net revenues decreased to 9.8% for the quarter ended March 31, 2009 as compared to 12.5% for the quarter ended March 31, 2008.

Interest expense. Interest expense for the quarter ended March 31, 2009 decreased $4.4 million, or 42.8%, to $5.9 million from $10.3 million for the quarter ended March 31, 2008. The decrease in interest expense was primarily attributable to a favorable non-cash impact of $3.5 million to reflect adjustments in the fair values of interest rate swap agreements. The year to year improvement in interest expense is also attributable to lower average borrowing amounts and lower average borrowing rates for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. Interest expense as a percentage of net revenues decreased to 6.1% for the quarter ended March 31, 2009 as compared to 9.3% for the quarter ended March 31, 2008.

Income tax provision. The provision for income taxes for the quarter ended March 31, 2009 was $1.3 million as compared to $1.6 million for the quarter ended March 31, 2008. The income tax rate was 35.9% for the quarter ended March 31, 2009 as compared to 46.2% for the quarter ended March 31, 2008.

Net income. As a result of the foregoing, our net income for the quarter ended March 31, 2009 increased $0.4 million, or 22.5%, to $2.3 million as compared to $1.9 million for the quarter ended March 31, 2008. Net income as a percentage of net revenues for the quarter ended March 31, 2009 was 2.4% as compared to 1.7% for the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2009 will not exceed $8.0 million. We have invested $0.9 million in capital expenditures for the three months ended March 31, 2009. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $20.0 million of voluntary prepayments made year to date through March 31, 2009, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2009	$119	$326	$445
2010	1,188	382	1,570
2011	1,455	4	1,459
2012	137,455	—	137,455
2013	150,000	—	150,000
Thereafter	—	—	—

	$290,217	$712	$290,929
Less: Unamortized discount on long-term debt			(359)

Long-term debt and capital lease obligations, net			$290,570

On March 26, 2009, Alliance Finance LLC (Parent company of Alliance Holdings), as borrower, and OTPP, as lender, entered into a $15.0 million PIK Note. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and were used to reduce the outstanding debt of our Senior Credit Facility.

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures, make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $140.0 million at March 31, 2009) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At March 31, 2009, there were no borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.0 million. We had $20.0 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $17.5 million at March 31, 2009 in additional indebtedness under the Revolving Credit Facility.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
2009	$—
2010	1,091
2011	1,455
2012	137,454
2013	—
Thereafter	—

$140,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

The funding markets have been volatile in the recent quarter and negative global economic trends persist. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc, a subsidiary of Lehman, as administrative agent for the Credit Agreement and a revolver commitment, was replaced by Bank of America, N.A., on substantially the same terms during the first quarter of 2009. Despite the market volatility and the Lehman bankruptcy, we have continued to have access to our Senior Credit Facility.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures or working capital needs, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Significant changes or sustained further deterioration in market liquidity conditions could also impact our access to funding and the associated funding costs and reduce our earnings and cash flow. Global macroeconomic conditions have continued to deteriorate since December 31, 2008 and are expected to continue to further deteriorate in the near term. This economic deterioration has led to lower net revenues and lower operating income as compared to the first quarter of 2008. We have reduced our operating expenses and have secured lower costs for raw materials. We have also frozen salaries for the remainder of 2009. We continue to monitor our business plan for additional measures that could improve profitability. We also have the ability to defer non-critical capital expenditures. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants, after giving effect to the equity contribution (see Equity Issuance below). However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. We were in compliance with our debt covenants at March 31, 2009.

In addition, beginning after June 27, 2009, we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. We believe, based on currently available information and market conditions, that we will be able to refinance the facility. We are currently working on a replacement facility and expect to close such new facility in the second quarter of 2009. However, should market conditions and/or the asset-backed securitization market continue to deteriorate, or our financial position deteriorates, we may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 27, 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA, liquidity and leverage. There can be no assurance that our business will continue to generate sufficient cash flows from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. There can be no assurance that any such refinancing would be available on advantageous terms or at all or that any such sales of assets or additional financing could be obtained.

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We have structured, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that, under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of March 31, 2009, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.24 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.77 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended March 31, 2009.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Total
EBITDA	$15,629	$18,486	$17,120	$13,286	$64,521
Finance program adjustments (a)	1,095	490	(3,520)	(301)	(2,236)
Other non-recurring charges (b)	74	3	2,053	304	2,434
Other non-cash charges (c)	3,689	95	(926)	225	3,083

Adjusted EBITDA	$20,487	$19,074	$14,727	$13,514	$67,802

March 31, 2009
Revolving Credit Facility	$—
Senior Credit Facility	140,000
Senior Subordinated Notes	149,641
Other long-term debt and capital lease obligations	929
Unrestricted cash held by foreign subsidiaries (d)	(3,000)

Consolidated Total Debt	$287,570

Consolidated Total Debt to Adjusted EBITDA ratio	4.24

	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Total
Interest expense	$4,936	$6,962	$8,479	$5,883	$26,260
Non-cash interest expense (income)	1,558	(361)	(2,165)	129	(839)
Interest on letters of credit and permitted receivables financing	(257)	(266)	(269)	(263)	(1,055)
Interest income (expense)	97	(22)	51	(11)	115

Consolidated Cash Interest Expense	$6,334	$6,313	$6,096	$5,738	$24,481

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.77

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 140) and cash basis revenues.

(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.8 million related to the Louisville, Kentucky pension plan termination, $1.0 million of costs associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008 and $0.7 million of legal fees related to the Lehman bankruptcy and the replacement of the asset backed facility. These costs are included in the securitization, impairment and other costs line of our consolidated Statements of Income.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $2.3 million of non-cash mark to market losses relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our consolidated Statements of Income, and $0.7 million of expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our consolidated Statements of Income.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005 which, in turn, will transfer them to the trust. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria which are standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of March 31, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $259.1 million and $42.7 million, respectively. We are currently working on a replacement facility and expect to close such new facility in the second quarter of 2009. See “Liquidity and Capital Resources” above.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and over-collateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2009 was $33.8 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2009 of $1.2 million was driven by cash generated by operations of $6.8 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $5.6 million. Working capital requirements for the three months ended March 31, 2009 increased for accounts receivable, accounts payable and other liabilities. The working capital investment in accounts receivable increased $0.9 million, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary, ALER 2005. The working capital investment in accounts payable increased $4.1 million, primarily as a result of lower purchases within the quarter. The working capital investment in other liabilities increased $3.6 million due to semi-annual interest payments on the Senior Subordinated Notes, payment of customer volume rebates and sales promotions and the payment of interest expense under interest rate swap agreements. Working capital requirements for the three months ended March 31, 2009 decreased for inventories and other assets. The working capital investment in inventories at March 31, 2009 decreased $1.2 million to adjust inventory levels to current market conditions.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2009 and March 31, 2008 were $0.9 million and $1.9 million, respectively. Capital spending in the first three months of 2009 was principally attributable to manufacturing equipment replacements and upgrades. Capital spending in the first three months of 2008 was principally oriented toward production capacity related purchases.

Defined Benefit Plan

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company made no contributions to its defined benefit pension plans during the three months ended March 31, 2009. The Company expects to contribute $2.5 million to its defined benefit pension plans during 2009.

Equity Issuance

On March 26, 2009 Alliance Finance LLC, as borrower, and OTPP, as lender, entered into a $15.0 million pay-in-kind note (“PIK Note”). The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009 $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and used to reduce the outstanding debt of our Senior Credit Facility. This contribution was recorded as an increase to member(s)’ equity.

On January 31, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. ALH contributed the proceeds of the two stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis section of the most recent annual report filed on Form 10-K.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. The FASB voted in April 2008 to overhaul SFAS 140 to eliminate vehicles known as qualifying special purpose entities (“QSPE”). On July 30, 2008 the FASB announced that the rule changes should be effective for reporting periods beginning after November 15, 2009. Our ALERT 2005 Asset Backed Facility was structured as a QSPE. Elimination of the QSPE from SFAS 140 is not expected to impact gain on sale accounting. However, as of this date, changes to the draft revision are still under deliberation by the FASB.

The FASB voted in April 2008 to overhaul FASB Interpretation Number (“FIN”) 46(R), (“FIN 46(R)”). Resulting changes to the consolidation model could ultimately require consolidation of all financing trusts organized under the current QSPE model of SFAS 140. The provisions that are being removed are relied upon by many entities used in their securitization under the guidance in FIN 46(R). Changes to the statement are still under deliberation, and the FASB expects to issue a final statement in the second quarter of 2009.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining provisions of SFAS 157 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted SFAS No. 161 on January 1, 2009. The disclosures required by SFAS No. 161 are included in Note 5 – Derivative Financial Instruments.

On April 25, 2008 the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 141 “Goodwill and Other Intangible Assets,” and requires enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, this statement shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, this statement shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP FAS 142-3 on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

On April 9, 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact this FASB staff position will have on its financial position and results of operations.

On April 9, 2009 the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 will be effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact this FASB staff position will have on its financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our 2008 Annual Report on Form 10-K (file no. 333-56857), except as noted below.

From time to time we may enter into derivative financial instruments to hedge our interest rate exposures, exchange rate fluctuations between United States dollars and foreign currencies and certain commodity prices.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2009, we paid a fixed rate of 5.65%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid $0.1 million during the three months ended March 31, 2009. Due to maturity on March 4, 2009 there was no fair value of this interest rate swap agreement at March 31, 2009.

Effective January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, we paid $0.5 million during the three months ended March 31, 2009. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $2.3 million at March 31, 2009.

We entered into foreign exchange hedge contracts with Bank of America, N.A. and Private Bank & Trust Company to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange hedges, we paid less than $0.1 million during the three months ended March 31, 2009. The fair value of these foreign exchange hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was less than $0.1 million at March 31, 2009. The notional amount of the foreign exchange hedge contracts outstanding as of March 31, 2009 totaled 4.8 million Euros and 24.6 million Swedish Kronor.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases and copper commodity risk related to wiring. Under the commodity hedges, we paid $0.8 million during the three months ended March 31, 2009. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was $1.7 million at March 31, 2009. The notional amount of the nickel commodity hedge contracts outstanding as of March 31, 2009 totaled 142 metric tons. The notional amount of the copper commodity hedge contracts outstanding as of March 31, 2009 totaled 200 metric tons.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $150.0 million Senior Subordinated Notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity.

The fair value of our Senior Subordinated Notes was approximately $126.4 million based upon prevailing prices in recent market transactions as of March 31, 2009. We estimate that this fair value would increase/decrease by approximately $5.8 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in “Note 15 – Commitments and Contingencies.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: existing and continued weakness and volatility in the financial and credit markets and in the economies in which we operate; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates which may affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility, including the inability to replace the facility on advantageous terms or at all; the availability of borrowings under our Revolving Credit Facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings; and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Reports on Form 10-K (file no. 333-56857). In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

10.1	Credit Agreement, dated as of January 27, 2005 (as in effect as of March 12, 2009) among Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Bank of America, N.A., as administrative agent and swing line lender (incorporated by reference from the Alliance Laundry System LLC’s Current Report on Form 8-K, dated March 16, 2009, filed with the SEC on March 16, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-11-09

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-11-09

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-11-09

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-11-09

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-11-09

/S/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-11-09