Form 10-Q
period 2009-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2009-08-11
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of August 11, 2009: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended June 30, 2009

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC (“Alliance Holdings”), together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and “us,” unless otherwise indicated. The reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$15,845	$14,314
Accounts receivable, net	17,471	13,775
Inventories, net	53,500	59,810
Retained beneficial interests in accounts receivable	33,061	28,168
Deferred income tax asset, net	4,833	4,730
Prepaid expenses and other assets	3,155	2,537

Total current assets	127,865	123,334
Notes receivable, net	1,354	4,666
Property, plant and equipment, net	65,544	69,099
Goodwill	182,666	182,464
Retained beneficial interests in financial assets	46,557	30,740
Deferred income tax asset, net	9,159	7,713
Debt issuance costs, net	5,284	6,202
Intangible assets, net	138,901	141,563

Total assets	$577,330	$565,781

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$918	$576
Revolving credit facility	—	—
Accounts payable	43,741	33,973
Other current liabilities	39,617	44,783

Total current liabilities	84,276	79,332
Long-term debt and capital lease obligations	289,565	310,152
Deferred income tax liability, net	5,331	5,485
Other long-term liabilities	25,578	24,934

Total liabilities	404,750	419,903
Commitments and contingencies (See Note 15)
Member(s)’ equity	172,580	145,878

Total liabilities and member(s)’ equity	$577,330	$565,781

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenues:
Equipment and service parts	$106,289	$121,959	$199,630	$229,403
Equipment financing, net	(11,364)	484	(8,340)	2,955

Net revenues	94,925	122,443	191,290	232,358
Cost of sales	75,062	91,861	148,409	169,556

Gross profit	19,863	30,582	42,881	62,802

Selling, general and administrative expense	13,296	19,175	26,528	37,177
Securitization, impairment and other costs	6,393	74	6,740	553

Total operating expenses	19,689	19,249	33,268	37,730

Operating income (loss)	174	11,333	9,613	25,072
Interest expense	5,598	4,936	11,481	15,217

Income (loss) before taxes	(5,424)	6,397	(1,868)	9,855
Provision (benefit) for income taxes	(1,940)	1,985	(662)	3,583

Net income (loss)	$(3,484)	$4,412	$(1,206)	$6,272

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(1,206)	$6,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,623	9,669
Non-cash interest expense (income)	(1,067)	886
Non-cash gain (loss) on commodity & foreign exchange contracts, net	(2,003)	118
Non-cash executive unit compensation	335	3,393
Non-cash income from loan forgiveness	(65)	(262)
Non-cash charge for pension plan accrual	747	479
Deferred income taxes	(1,728)	1,880
Other, net	—	35
Changes in assets and liabilities:
Accounts receivable	(65)	(3,166)
Inventories	6,410	(10,223)
Retained beneficial interest	(20,824)	(456)
Other assets	(1,020)	(489)
Accounts payable	9,683	874
Other liabilities	(2,165)	3,765

Net cash provided by (used in) operating activities	(4,345)	12,775

Cash flows from investing activities:
Capital expenditures	(1,452)	(4,572)
Release of restricted cash	500	—
Proceeds on disposition of assets	—	65

Net cash used in investing activities	(952)	(4,507)
Cash flows from financing activities:
Principal payments on long-term debt	(20,000)	(10,000)
Change in other long-term debt, net	(223)	(332)
Member contributions	27,039	1,636

Net cash provided by (used in) financing activities	6,816	(8,696)

Effect of exchange rate changes on cash and cash equivalents	12	483

Increase in cash and cash equivalents	1,531	55
Cash and cash equivalents at beginning of period	14,314	10,594

Cash and cash equivalents at end of period	$15,845	$10,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,216	$13,967
Cash paid for income taxes	$594	$1,318

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following Securities and Exchange Commission rules for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. This report on Form 10-Q for the quarter ended June 30, 2009 should be read in conjunction with our consolidated financial statements presented in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following:

	June 30, 2009	December 31, 2008
Materials and purchased parts	$25,645	$24,910
Work in process	4,007	10,503
Finished goods	26,500	26,857
Inventory reserves	(2,652)	(2,460)

	$53,500	$59,810

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the six months ended June 30, 2009 are summarized below:

Goodwill
Balance at December 31, 2008	$182,464
Currency translation	202

Balance at June 30, 2009	$182,666

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks, engineering drawings, product designs and manufacturing processes, noncompete agreements, patents and computer software. These intangible assets are amortized over the assets’ estimated useful lives which range from two to twenty years. Intangible assets also include certain trademarks and trade names, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Amortization expense	$1,351	$1,719	$2,712	$3,476

The following is a summary of identifiable intangible assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets	$51,007	$25,031	$25,976	$50,896	$22,240	$28,656
Non-amortizable intangible assets	112,925	—	112,925	112,907	—	112,907

	$163,932	$25,031	$138,901	$163,803	$22,240	$141,563

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

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the trade and notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain or loss on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income.

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Through June 25, 2010, the revolving period of the Asset Backed Facility (the “Revolving Period”), Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $227.6 million and $43.4 million, respectively. For the three and six month periods ended June 30, 2009, Alliance Laundry incurred administrative fees of $6.2 million and $6.3 million, respectively, in 2009 in conjunction with the establishment of the Asset Backed Facility. These fees are included in the Securitization, impairment and other costs line of the Condensed Consolidated Statements of Income (Loss).

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

The variable funding notes issued under the Asset Backed Facility will commence amortization, and borrowings under the Asset Backed Facility will cease prior to the end of the Revolving Period, or June 25, 2011 if the Revolving Period is extended, upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized over the remaining terms of the trade receivables and equipment loans sold.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALER 2009 are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2009A are accelerated upon an event of default or rapid amortization event described above.

The Asset Backed Facility replaces a similar facility previously maintained with affiliates of Natixis Financial Products Inc., BMO Capital Markets Corp. and The Bank of Nova Scotia (the “ALERT 2005A Facility”). In connection with the establishment of the new facility on June 26, 2009, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2005A Facility to the new Asset Backed Facility. As a result of a decrease from 95% to 85% in the advance rate for equipment loans and a 240 basis point increase in cost of funds for borrowings under the Asset Backed Facility as compared to the ALERT 2005A Facility, Alliance Laundry recorded an unfavorable mark-to-market adjustment of $13.6 million in June 2009. This mark-to-market adjustment is reflected in the Equipment financing, net line of the Condensed Consolidated Statements of Income (Loss).

At June 30, 2009 our retained beneficial interests in trade accounts receivable sold to ALER 2009 was $33.1 million and our estimated fair value of retained beneficial interests in notes sold was $46.5 million.

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

Interest Rate Risk. Under the terms of our Senior Credit Facility, we are required to provide interest rate protection in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $140.0 million at June 30, 2009, $110.0 million of which is covered by interest rate swap agreements and the balance of $30.0 million is variable rate term loan borrowings. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. An assumed 10% increase/decrease in the variable portion of the interest rate of 3.61% in effect at June 30, 2009 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

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

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2009, we were managing $9.6 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at June 30, 2009 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at quarter end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at June 30, 2009 was a $5.0 million gain. The net amount invested in foreign operations at June 30, 2009 was approximately $52.6 million, for which no hedges have been established.

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

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions under SFAS 133. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2009, we were managing $2.7 million of nickel hedge contracts and $0.7 million of copper hedge contracts which are not designated as accounting hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Condensed Consolidated Balance Sheet at June 30, 2009:

		June 30, 2009
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Interest swaps/options	$110,000	$—	$1,824	Other current liabilities	Through 12/31/09
Foreign currency hedges	$9,627	294	—	Other current liabilities	Various through 3/31/10
Commodity hedges	$3,425	281	295	Other current liabilities	Various through 6/30/10

Total undesignated derivatives		$575	$2,119

The effects of derivative instruments on our Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2009 are as follows:

	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
Undesignated Hedges		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest swaps/options	Interest expense	$(257)	$(234)
Foreign currency hedges	Cost of sales	372	(56)
Commodity hedges	Cost of sales	904	721

		$1,019	$431

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value, primarily related to financial products, included in our Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 as summarized below:

	June 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$575	$—	$575
Securitized retained interests	—	—	79,618	79,618

Total assets	$—	$575	$79,618	$80,193

Liabilities
Derivative financial instruments	$—	$2,119	$—	$2,119

Total liabilities	$—	$2,119	$—	$2,119

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$327	$—	$327
Securitized retained interests	—	—	58,908	58,908

Total assets	$—	$327	$58,908	$59,235

Liabilities
Derivative financial instruments	$—	$5,378	$—	$5,378

Total liabilities	$—	$5,378	$—	$5,378

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009 and June 30, 2008. These instruments, related to retained beneficial interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2008	$58,908
Total gains (losses) realized/unrealized
Included in earnings	(9,572)
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements, net	30,282

Balance at June 30, 2009	$79,618

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains (losses) realized/unrealized
Included in earnings	1,703
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements, net	18

Balance at June 30, 2008	$52,662

For the six months ended June 30, 2009, gains of $12.4 million and losses of $21.3 million on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $0.7 million on trade receivable sales are reported in selling, general and administrative expense. For the six months ended June 30, 2008, gains of $12.1 million and losses of $9.5 million on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $0.9 million on trade receivable sales are reported in selling, general and administrative expense.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of the Senior Subordinated Notes at June 30, 2009 was approximately $130.7 million based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes as disclosed in Note 5 – Derivative Financial Instruments. See Note 11 – Long Term Debt and Capital Lease Obligations for further discussion of the terms of each of the components of our debt.

NOTE 7. INCOME TAXES

The income tax provision for the six months ended June 30, 2009 was determined by applying an estimated annual effective income tax rate of 33.7% to income before taxes less an adjustment of $20 thousand to record a state tax refund not previously expected. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book to tax differences and tax credits. The effective income tax rate for the six months ended June 30, 2008 was 37.5% to income before taxes, plus a Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) charge of $0.2 million for Belgium taxes related to 2005 and 2006 less a $0.3 million credit for release of a state valuation allowance.

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

The Company has approximately $0.2 million of unrecognized tax benefits as of June 30, 2009 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2006 in Belgium.

NOTE 8. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2009 was $34.0 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
Balance at beginning of period	$7,985	$7,748
Currency translation adjustment	9	127
Accruals for current and pre-existing warranties issued during the period	2,570	3,363
Settlements made during the period	(2,714)	(2,767)

Balance at end of period	$7,850	$8,471

NOTE 9. RESTRUCTURING

No material restructuring expenses were incurred during the three or six months ended June 30, 2009. In the three and six months ended June 30, 2008, the Company incurred approximately $0.5 million and $0.6 million, respectively, of restructuring costs. These costs primarily related to the accrual for the settlement of the Cissell pension liability, the pension that covers the former Louisville, Kentucky employees (closed in 2006) and were recorded on the Securitization, impairment and other costs line of the Consolidated Statements of Income (Loss). The one time termination benefits below relate to the estimated settlement of the Cissell pension liability. As discussed further in Note 17 – Subsequent Events, the Company settled the Cissell pension liability in July 2009.

	Balance at December 31, 2007	Additions	Utilized Cash	Balance at June 30, 2008
One-time termination benefits	$1,639	$568	$—	$2,207
Other labor related costs	127	47	—	174

	$1,766	$615	$—	$2,381

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and six months ended June 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$173	$54	$33	$47
Interest cost	849	1,087	36	48
Expected return on assets	(782)	(1,308)	—	—
Amortization of prior service cost	1	2	(4)	(5)
Amortization of loss	274	—	5	19

Net periodic benefit cost	$515	$(165)	$70	$109

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$346	$479	$66	$81
Interest cost	1,697	1,904	71	84
Expected return on assets	(1,565)	(2,398)	—	—
Amortization of prior service cost	2	2	(9)	(9)
Amortization of loss	548	—	9	30

Net periodic benefit cost	$1,028	$(13)	$137	$186

Employer Contributions

The Company expects to contribute $2.1 million to its Alliance Laundry Systems defined benefit pension plans during 2009. As of June 30, 2009, the Company has made contributions totaling $0.4 million.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Senior Credit Facility	$140,000	$160,000
Senior subordinated notes	149,664	149,617
Revolving credit facility	—	—
Other long-term debt	184	248
Capital lease obligations	635	863

Gross long-term debt	290,483	310,728
Less: current portion	(918)	(576)

	$289,565	$310,152

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc, a subsidiary of Lehman, as administrative agent for the credit agreement dated as of January 15, 2005, as amended, (the “Credit Agreement”), and a revolver commitment, was replaced by Bank of America, N.A. on substantially the same terms during the first quarter of 2009.

After considering scheduled payments and voluntary prepayments made through June 30, 2009, the term loan facility requires quarterly principal payments of approximately $0.4 million beginning June 30, 2010 through December 31, 2011. The final principal payment of $137.5 million is due on January 27, 2012. At June 30, 2009, the Company had no outstanding borrowings under its Revolving Credit Facility. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) by Alliance Finance LLC to a related party were used to pre-pay the Senior Credit Facility during the first quarter. See Note 13 – Member(s)’ Equity for further discussion of the PIK Note.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if we meet certain leverage ratios. The interest rate on the term loans outstanding at June 30, 2009 was 3.61%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which had a termination date of March 4, 2009, effectively fixed the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a gain reflecting changes in the fair value of its interest rate swaps of $0.5 million for the three months ended June 30, 2009, and a gain of $1.1 million for the six months ended June 30, 2009.

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of June 30, 2009 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined in the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of June 30, 2009 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 4.12 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.97 to 1.00.

At June 30, 2009 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.50, we could have borrowed an additional $19.3 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. Negative global macroeconomic conditions continue to persist and may continue or further deteriorate in the near term. We have reduced our operating expenses and have secured lower costs for raw materials. We have also frozen salaries for the remainder of 2009 and implemented a temporary salary rollback. We continue to monitor our business plan for additional measures that could improve profitability. The Company also has the ability to defer non-critical capital expenditures. The Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 27, 2005, in connection with the acquisition of Alliance Holdings (“Alliance Acquisition”) and the related management investments in ALH Holding Inc (“ALH”), ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. As of June 30, 2009, a total of 124,894 stock options remain outstanding after giving effect to certain additional options granted and options exercised. The granted options entitle the members of management to purchase shares of ALH’s common stock at an average option price of $106.56 per share at June 30, 2009, subject to certain requirements. As of June 30, 2009, stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of June 30, 2009, approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates, and the remaining forty-one percent (41%) of the options granted were “performance options” that generally vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009.

Based upon a valuation of all granted stock options, we recognized $0.3 million and $3.4 million of compensation expense for the six months ended June 30, 2009 and 2008, respectively. We recognized $0.1 million of income and $1.9 million of compensation expense for the three months ended June 30, 2009 and 2008, respectively. No expense was recognized for the three or six months ended June 30, 2009 or June 30, 2008, respectively, for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

NOTE 13. MEMBER(S)’ EQUITY

On March 26, 2009 Alliance Finance LLC (Parent company of Alliance Holdings), as borrower, and our majority owner Ontario Teachers’ Pension Plan (“OTPP”), as lender, entered into a $15.0 million PIK Note. The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and were used to reduce the outstanding debt of our Senior Credit Facility. This contribution was recorded as an increase to member(s)’ equity.

On June 25, 2009, Alliance Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC. The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary, Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s new off balance sheet Asset Backed Facility. See Note 4 – Asset Backed Facility for additional discussion of the Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC. This contribution was recorded as an increase to member(s)’ equity.

Total comprehensive earnings (loss) were ($1.8) million for the quarter ended June 30, 2009, ($2.4) million for the six months ended June 30, 2009, $3.6 million for the quarter ended June 30, 2008 and $11.5 million for the six months ended June 30, 2008.

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

Prior to 2009, the Company organized its business by sales channel and managed the Company under two reportable segments, Commercial Laundry and European Operations. Given the Company’s significant market share in North America and its growth strategy for other regions of the world, the Company reorganized its business into geographic regions in the first quarter of 2009. This reorganization included a realignment of the Company’s sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, the Company has the following operating segments: U.S. and Canada, Europe, Asia, Latin America, and the Middle East & Africa. The Company has determined that its operating segments are its reportable segments.

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

Net revenues and gross profit as determined by the Company for its reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008 (restated)	June 30, 2009	June 30, 2008 (restated)
	(in millions)		(in millions)
Net Revenues:
United States and Canada	$65.0	$83.2	$134.3	$158.2
Europe	13.8	19.0	27.6	38.8
Latin America	2.5	4.1	5.0	8.5
Asia	8.4	7.6	14.9	14.0
Middle East & Africa	5.2	8.5	9.5	12.9

	$94.9	$122.4	$191.3	$232.4

Gross Profit:
United States and Canada	$11.2	$20.2	$26.3	$41.9
Europe	4.0	5.0	8.1	11.0
Latin America	0.8	1.2	1.6	2.6
Asia	2.7	2.4	4.8	4.3
Middle East & Africa	1.2	1.8	2.1	3.0

	$19.9	$30.6	$42.9	$62.8

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.2 million at June 30, 2009 and December 31, 2008.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted SFAS 161 on January 1, 2009. The disclosures required by SFAS 161 are included in Note 5 – Derivative Financial Instruments.

In April 2008 the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 141, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, this statement shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, this statement shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP FAS 142-3 on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

In December 2008, the FASB affirmed Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our financial statements.

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 on June 30, 2009. The disclosures required by FSP 107-1 and APB 28-1 are included in Note 6 – Fair Value Measurements.

In April 2009 the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 was effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157. We adopted the provisions of FSP FAS 157-4 on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 on June 30, 2009. Refer to Note 17 – Subsequent Events for a discussion of identified transactions requiring disclosure that occurred after June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt SFAS 166 on January 1, 2010. We are currently evaluating the impact of adoption of SFAS 166 on the Company’s consolidated financial statements. However, upon adoption of SFAS 166, the Company expects that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We are currently evaluating the impact of adoption of SFAS 167 on the Company’s consolidated financial statements. However, upon adoption of SFAS 167, the Company expects that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

NOTE 17. SUBSEQUENT EVENTS

We have evaluated subsequent events through the issuance of our condensed consolidated financial statements on August 11, 2009.

On July 22, 2009, the Company finalized an agreement to purchase an annuity that will fund the pension benefits for the former employees of the Company’s previously closed Louisville, Kentucky manufacturing facility. The purchase price of the annuity was $9.7 million and will result in a gain of approximately $0.6 million that will be recognized in the third quarter of 2009. The gain represents the difference between the previously accrued liability, discussed in Note 9 – Restructuring, plus the balance of plan assets less the annuity purchase price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in our 2008 Annual Report on Form 10-K. All dollar amounts are in thousands unless otherwise indicated.

OVERVIEW

We believe that we are a leading global designer, manufacturer and marketer of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch® , IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the United States and Canada stand-alone commercial laundry equipment industry for more than ten years. With the addition of our foreign operations and our ability to offer a complete range of brands and products throughout the world, we believe that we are a leader in the global stand-alone commercial laundry equipment industry.

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

During the quarter ended June 30, 2009, our industry, as many other industries both in the United States and abroad, faced continuing significant macroeconomic challenges, including significant instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and led to higher material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

Prior to 2009, we organized our business by sales channel and managed the Company under two reportable segments, Commercial Laundry and European Operations. Given our significant market share in North America and our growth strategy for other regions of the world, we reorganized our business into geographic regions in the first quarter of 2009. This reorganization included a realignment of our sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, we have the following operating segments: U.S. and Canada, Europe, Asia, Latin America, and the Middle East & Africa. We have determined that our operating segments are our reportable segments.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2009 as Compared to Quarter Ended June 30, 2008

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008 (restated)	Change	June 30, 2009	June 30, 2008 (restated)	Change
	(in millions)			(in millions)
Net revenues:
United States and Canada	$65.0	$83.2	(21.9%)	$134.3	$158.2	(15.1%)
Europe	13.8	19.0	(27.4%)	27.6	38.8	(28.9%)
Latin America	2.5	4.1	(39.0%)	5.0	8.5	(41.2%)
Asia	8.4	7.6	10.5%	14.9	14.0	6.4%
Middle East & Africa	5.2	8.5	(38.8%)	9.5	12.9	(26.4%)

	$94.9	$122.4	(22.5%)	$191.3	$232.4	(17.7%)

Net revenues. Net revenues for the quarter ended June 30, 2009 decreased $27.5 million, or 22.5%, to $94.9 million from $122.4 million for the quarter ended June 30, 2008. Included in net revenues was an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of the new Asset Backed Facility. Approximately $8.4 million of the non-cash mark-to-market adjustment was related to a 240 basis point increase in the cost of funds for borrowings and approximately $4.9 million was related to a decrease in the advance rate and related effects on equipment notes sold to the Asset Backed Facility. Excluding the Asset Backed Facility adjustment, revenues decreased $13.9 million or 11.4% as compared to the quarter ended June 30, 2008. The net revenues decrease of $27.5 million was primarily attributable to a decrease in United States and Canada revenues of $18.2 million, a decrease in Europe revenues of $5.2 million and a decrease in Middle East and Africa revenues of $3.3 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats, on-premise laundries and service part customers, as well as $11.9 million of lower net earnings from our off-balance sheet equipment financing program, which includes the unfavorable $13.6 million mark-to-market adjustment. The decrease in Europe revenues was most significant in Eastern Europe, due to a continuing lack of credit availability to customers. The decrease in Latin America revenues reflects a continuing lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. Total Company revenues for the quarter include price increases of approximately $2.7 million, offset by a decrease of $16.7 million of sales volume and sales mix and $2.1 million related to exchange rates. The price increases occurred primarily in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe.

Gross profit. Gross profit for the quarter ended June 30, 2009 decreased $10.7 million, or 35.1%, to $19.9 million from $30.6 million for the quarter ended June 30, 2008. Total Company gross profit for the quarter includes price increases of approximately $2.7 million which were offset by the $11.9 million of lower net earnings from our off-balance sheet equipment financing program, $5.2 million of reduced gross profits due to a decrease in sales volume and sales mix and $0.6 million related to exchange rates. Total gross profit for the quarter also includes $3.6 million of lower raw material and distribution costs. United States and Canada gross profit decreased as a result of lower sales volume and mix and as a result of the $11.9 million of lower net earnings from our off-balance sheet equipment financing program. These decreases were partly offset by price increases and lower raw material and distribution costs. Europe gross profit decreased as a result of lower sales volume and mix, price reductions and unfavorable exchange rate impacts. Latin America gross profit decreased primarily as a result of lower sales volume and mix. Middle East and Africa gross profit decreased primarily as a result of lower sales volume and mix. Gross profit as a percentage of net revenues decreased to 20.9% for the quarter ended June 30, 2009 from 25.0% for the quarter ended June 30, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2009 decreased $5.9 million, or 30.7%, to $13.3 million from $19.2 million for the quarter ended June 30, 2008. The decrease in selling, general and administrative expense was primarily due to $1.3 million of reduced sales and marketing expenses, $1.9 million of reduced product development costs, $2.0 million of reduced non-cash incentive compensation related to the Company’s stock option program and $0.5 million of reduced legal expenses. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 14.0% for the quarter ended June 30, 2009 as compared to 15.7% for the quarter ended June 30, 2008.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended June 30, 2009 of $6.4 million increased by $6.3 million as compared to the quarter ended June 30, 2008. Securitization, impairment and other costs for the quarter ended June 30, 2009 included $6.2 million of transaction costs incurred in establishing the new Asset Backed Facility for the sale of equipment notes and trade receivables and $0.2 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs for the quarter ended June 30, 2008 included $0.1 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs as a percentage of net revenues was 6.7% for the quarter ended June 30, 2009 and less than 0.1% for the quarter ended June 30, 2008.

Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2009 decreased $11.2 million, or 98.5%, to $0.2 million as compared to $11.3 million for the quarter ended June 30, 2008. Operating income as a percentage of net revenues decreased to 0.2% for the quarter ended June 30, 2009 as compared to 9.3% for the quarter ended June 30, 2008.

Interest expense. Interest expense for the quarter ended June 30, 2009 increased $0.7 million, or 13.4%, to $5.6 million from $4.9 million for the quarter ended June 30, 2008. The increase in interest expense was primarily attributable to an unfavorable non-cash impact of $1.6 million to reflect adjustments in the fair values of interest rate swap agreements. The year to year unfavorable impact was partially offset by lower average borrowing amounts and lower average borrowing rates for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. Interest expense as a percentage of net revenues increased to 5.9% for the quarter ended June 30, 2009 as compared to 4.0% for the quarter ended June 30, 2008.

Income tax provision (benefit). The (benefit) provision for income taxes for the quarter ended June 30, 2009 was $(1.9) million as compared to $2.0 million for the quarter ended June 30, 2008. The income tax rate was 35.8% for the quarter ended June 30, 2009 as compared to 31.0% for the quarter ended June 30, 2008.

Net income (loss). As a result of the foregoing, our net income for the quarter ended June 30, 2009 decreased $7.9 million, or 179.0%, to a loss of $3.5 million as compared to income of $4.4 million for the quarter ended June 30, 2008. Net income as a percentage of net revenues for the quarter ended June 30, 2009 was a negative 3.7% as compared to a positive 3.6% for the quarter ended June 30, 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Net revenues. Net revenues for the six months ended June 30, 2009 decreased $41.1 million, or 17.7%, to $191.3 million from $232.4 million for the six months ended June 30, 2008. Excluding the impact of an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of the new Asset Backed Facility recorded in the second quarter, sales decreased $27.5 million or 11.8% as compared to the six months ended June 30, 2008. The net revenues decrease of $41.1 million was primarily attributable to a decrease in United States and Canada revenues of $23.9 million, a decrease in Europe revenues of $11.2 million, a decrease in Latin America revenues of $3.5 million and a decrease in Middle East and Africa revenues of $3.4 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats, on-premise laundries and service part customers, as well as $11.3 million of lower net earnings from our off-balance sheet equipment financing program, which includes the unfavorable $13.6 million non-cash mark-to-market adjustment. The decrease in Europe revenues was most significant in Eastern Europe, due to a lack of credit availability to customers. The decrease in Latin America revenues reflects a lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. Total Company revenues for the six months ended June 30, 2009 include price increases of approximately $5.8 million, offset by a decrease of $31.8 million of sales volume and sales mix and $4.3 million related to exchange rates. The price increases occurred primarily in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe.

Gross profit. Gross profit for the six months ended June 30, 2009 decreased $19.9 million, or 31.7%, to $42.9 million from $62.8 million for the six months ended June 30, 2008. Total Company gross profit for the six months ended June 30, 2008 includes price increases of approximately $5.8 million which were offset by $11.3 million of lower net earnings from our off-balance sheet equipment financing program, $10.5 million of reduced gross profits due to a decrease in sales volume and sales mix and $1.3 million related to exchange rates. Total gross profit for the six months ended June 30, 2009 also includes $3.0 million of higher raw material and distribution costs. United States and Canada gross profit decreased as a result of lower sales volume and mix as well as higher raw material and distribution costs, which include the $3.3 million of higher material costs associated with beginning inventory balances and due to the $11.3 million of lower net earnings from our off-balance sheet equipment financing program. These decreases were partly offset by price increases. Europe gross profit decreased as a result of lower sales volume and mix and exchange rates. Latin America gross profit decreased primarily as a result of lower sales volume and mix. Gross profit as a percentage of net revenues decreased to 22.4% for the six months ended June 30, 2009 from 27.0% for the six months ended June 30, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2009 decreased $10.6 million, or 28.6%, to $26.5 million from $37.2 million for the six months ended June 30, 2008. The decrease in selling, general and administrative expense was primarily due to $2.8 million of reduced sales and marketing expenses, $3.0 million of reduced product development costs, $3.1 million of reduced non-cash incentive compensation related to the Company’s stock option program and $0.9 million of reduced legal expenses. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 13.9% for the six months ended June 30, 2009 as compared to 16.0% for the six months ended June 30, 2008.

Securitization, impairment and other costs. Securitization, impairment and other costs for the six months ended June 30, 2009 of $6.7 million increased by $6.2 million as compared to the six months ended June 30, 2008. Securitization, impairment and other costs for the six months ended June 30, 2009 included $6.3 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, $0.2 million related to the Louisville, Kentucky pension plan termination and $0.3 million related to the Lehman bankruptcy. Securitization, impairment and other costs for the six months ended June 30, 2008 included $0.6 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs as a percentage of net revenues was 3.5% for the six months ended June 30, 2009 and 0.2% for the six months ended June 30, 2008.

Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2009 decreased $15.5 million, or 61.7%, to $9.6 million from $25.1 million for the six months ended June 30, 2008. Operating income as a percentage of net revenues decreased to 5.0% for the six months ended June 30, 2009 as compared to 10.8% for the six months ended June 30, 2008.

Interest expense. Interest expense for the six months ended June 30, 2009 decreased $3.7 million, or 24.6%, to $11.5 million from $15.2 million for the six months ended June 30, 2008. The decrease in interest expense was primarily attributable to a favorable non-cash impact of $2.0 million to reflect adjustments in the fair values of interest rate swap agreements. The year to year improvement in interest expense is also attributable to lower average borrowing amounts and lower average borrowing rates for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Interest expense as a percentage of net revenues decreased to 6.0% for the six months ended June 30, 2009 as compared to 6.5% for the six months ended June 30, 2008.

Income tax provision (benefits). The (benefit) provision for income taxes for the six months ended June 30, 2009 was $(0.7) million as compared to $3.6 million for the six months ended June 30, 2008. The income tax rate was 35.4% for the six months ended June 30, 2009 as compared to 36.4% for the six months ended June 30, 2008.

Net income (loss). As a result of the foregoing, our net income for the six months ended June 30, 2009 decreased $7.5 million, or 119.2%, to a loss of $1.2 million as compared to income of $6.3 million for the six months ended June 30, 2008. Net income as a percentage of net revenues for the six months ended June 30, 2009 was a negative 0.6% as compared to a positive 2.7% for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2009 will not exceed $6.5 million. We have invested $1.5 million in capital expenditures for the six months ended June 30, 2009. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $20.0 million of voluntary prepayments made year to date through June 30, 2009, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2009	$65	$228	$293
2010	1,209	403	1,612
2011	1,455	4	1,459
2012	137,455	—	137,455
2013	150,000	—	150,000
Thereafter	—	—	—

	$290,184	$635	$290,819
Less: Unamortized discount on long-term debt			(336)

Long-term debt and capital lease obligations, net			$290,483

On March 26, 2009, Alliance Finance LLC (Parent company of Alliance Holdings), as borrower, and OTPP, as lender, entered into a $15.0 million PIK Note. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and were used to reduce the outstanding debt of our Senior Credit Facility.

On June 25, 2009, Alliance Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC. The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary, Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s new off balance sheet Asset Backed Facility. See Note 4 – Asset Backed Facility for additional discussion of the Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC. This contribution was recorded as an increase to member(s)’ equity.

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $140.0 million at June 30, 2009) and foreclosure on the collateral securing such obligations. Further, such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At June 30, 2009, there were no borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.7 million. We had $19.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $19.3 million at June 30, 2009 in additional indebtedness under the Revolving Credit Facility.

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

The funding markets have been volatile in the recent quarters and negative global economic trends persist. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, as administrative agent for the Credit Agreement and a revolver commitment, was replaced by Bank of America, N.A., on substantially the same terms during the first quarter of 2009. Despite the continued market volatility, we have continued to have access to our Senior Credit Facility.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures or working capital needs, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Significant changes or sustained further deterioration in market liquidity conditions could also impact our access to funding and the associated funding costs and reduce our earnings and cash flow. Negative global macroeconomic conditions continue to persist and may continue or further deteriorate in the near term. This economic deterioration has led to lower net revenues for the first and second quarters of 2009 as compared to the same periods in 2008. We have reduced our operating expenses and have secured lower costs for raw materials. We have also frozen salaries for the remainder of 2009 and have implemented a temporary salary rollback. We continue to monitor our business plan for additional measures that could improve profitability. We also have the ability to defer non-critical capital expenditures. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants, after giving effect to the equity contribution (see Equity Issuance below). However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. We were in compliance with our debt covenants at June 30, 2009.

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of June 30, 2009, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.12 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.97 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended June 30, 2009.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Total
EBITDA	$18,486	$17,120	$13,286	$4,032	$52,924
Finance program adjustments (a)	490	(3,520)	(301)	13,949	10,618
Other non-recurring charges (b)	3	2,053	304	6,371	8,731
Other non-cash charges (c)	95	(926)	225	(1,828)	(2,434)

Adjusted EBITDA	$19,074	$14,727	$13,514	$22,524	$69,839

June 30, 2009
Revolving Credit Facility	$—
Senior Credit Facility	140,000
Senior Subordinated Notes	149,664
Other long-term debt and capital lease obligations	819
Unrestricted cash held by foreign subsidiaries (d)	(3,000)

Consolidated Total Debt	$287,483

Consolidated Total Debt to Adjusted EBITDA ratio	4.12

	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Total
Interest expense	$6,962	$8,479	$5,883	$5,598	$26,922
Non-cash interest expense (income)	(361)	(2,165)	129	21	(2,376)
Interest on letters of credit and permitted receivables financing	(266)	(269)	(263)	(277)	(1,075)
Interest income (expense)	(22)	51	(11)	(8)	10

Consolidated Cash Interest Expense	$6,313	$6,096	$5,738	$5,334	$23,481

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					2.97

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 140) and cash basis revenues. In addition, we recognize mark-to-market adjustments for our retained beneficial interests in financial assets which are considered finance program adjustments in the Credit Agreement.

(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.8 million related to the Louisville, Kentucky pension plan termination, $0.9 million associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008, $0.4 million of legal fees related to the Lehman bankruptcy and $6.6 million of expenses incurred to replace our the asset backed lending facility. These costs are included in the securitization, impairment and other costs line of our consolidated Statements of Income.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $1.2 million of non-cash mark to market gains relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our consolidated Statements of Income, a $1.3 million reduction in accrued management incentive compensation, which is included in the selling, general and administrative expenses line of our consolidated Statements of Income and $0.1 million of expense related to non-cash intangible impairments, which is included in the securitization, impairment and other costs line of our consolidated Statements of Income.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 26, 2009, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), a trust formed by Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2009 which, in turn, will transfer them to the trust. ALERT 2009A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria which are standard for transactions of this type. After June 25, 2010 or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the Asset Backed Facility have the right to extend the termination date of the revolving period by one year to June 25, 2011. As of June 30, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $227.6 million and $43.4 million, respectively. See “Liquidity and Capital Resources” above.

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

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in ALERT 2009A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2009A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2009 was $34.0 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash used in operating activities for the six months ended June 30, 2009 of $4.3 million was driven by cash generated by operations of $3.7 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by changes in working capital requirements of $8.0 million. The working capital investment in retained beneficial interest increased $20.8 million primarily as a result of decreased advance funding rates contained in the new asset backed lending facility that was closed in June 2009, partially offset by decreases in the market value of equipment notes receivable. Other liabilities decreased $2.2 million due to the payment of customer promotional programs, payment of interest expense under interest swap agreements and the payment of management incentive bonuses. Sources of working capital for the six months ended June 30, 2009 included inventories and accounts payable. Inventories at June 30, 2009 decreased $6.4 million compared to December 31, 2008 primarily as a result of adjusting inventory levels to current market conditions. Accounts payable at June 30, 2009 increased $9.7 million compared to the December 31, 2008 balance.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2009 and 2008 were $1.5 million and $4.6 million, respectively. Capital spending in the first six months of 2009 was principally attributable to manufacturing equipment replacements and upgrades. Capital spending in the first six months of 2008 was principally oriented toward production capacity related purchases.

Defined Benefit Plan

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company contributed $0.4 million to its defined benefit pension plans during the six months ended June 30, 2009. The Company expects to contribute $2.1 million to its defined benefit pension plans during 2009.

Equity Issuance

On March 26, 2009 Alliance Finance LLC, as borrower, and OTPP, as lender, entered into a $15.0 million pay-in-kind note (“PIK Note”). The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and used to reduce the outstanding debt of the Senior Credit Facility. This contribution was recorded as an increase to member(s)’ equity.

On June 25, 2009, Alliance Laundry Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC. The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s new off balance sheet Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC. This contribution was recorded as an increase to member(s)’ equity.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted SFAS 161 on January 1, 2009. The disclosures required by SFAS 161 are included in Note 5 – Derivative Financial Instruments.

In April 2008 the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 141, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, this statement shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, this statement shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP FAS 142-3 on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

In December 2008, the FASB affirmed Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our financial statements.

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 on June 30, 2009. The disclosures required by FSP 107-1 and APB 28-1 are included in Note 6 – Fair Value Measurements.

In April 2009 the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 was effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157. We adopted the provisions of FSP FAS 157-4 on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 on June 30, 2009. Refer to Note 17 – Subsequent Events for a discussion of identified transactions requiring disclosure that occurred after June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt SFAS 166 on January 1, 2010. We are currently evaluating the impact of adoption of SFAS 166 on the Company’s consolidated financial statements. However, upon adoption of SFAS 166, the Company expects that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheet.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt SFAS 167 on January 1, 2010. We are currently evaluating the impact of adoption of SFAS 167 on the Company’s consolidated financial statements. However, upon adoption of SFAS 167, the Company expects that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheet.

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

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2009, we paid a fixed rate of 5.65%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid $0.1 million during the six months ended June 30, 2009. Due to maturity on March 4, 2009 there was no fair value of this interest rate swap agreement at June 30, 2009 and no activity for the three months ended June 30, 2009.

Effective January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, we paid $0.8 million and $1.2 million during the three and six months ended June 30, 2009. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was a $1.8 million liability at June 30, 2009.

We entered into foreign exchange hedge contracts with Bank of America, N.A. and Private Bank & Trust Company to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange hedges, we received $0.1 million and less than $0.1 million during the three and six months ended June 30, 2009. The fair value of these foreign exchange hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was a $0.3 million asset at June 30, 2009. The notional amount of the foreign exchange hedge contracts outstanding as of June 30, 2009 totaled 5.2 million Euros and 22.8 million Swedish Kronor.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases and copper commodity risk related to wiring. Under the commodity hedges, we paid $0.6 million and $1.4 million during the three and six months ended June 30, 2009. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was less than $0.1 million at June 30, 2009, which is the net of the related asset and liability. The notional amount of the nickel commodity hedge contracts outstanding as of June 30, 2009 totaled 171 metric tons. The notional amount of the copper commodity hedge contracts outstanding as of June 30, 2009 totaled 188 metric tons.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $150.0 million Senior Subordinated Notes, changes in earnings and related cash flows on our variable interest rate debt obligations outstanding under the Senior Credit Facility, and changes in our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity.

The fair value of our Senior Subordinated Notes was approximately $130.7 million based upon prevailing prices in recent market transactions as of June 30, 2009. We estimate that this fair value would increase/decrease by approximately $5.2 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in “Note 15 – Commitments and Contingencies.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements and can generally be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “will,”

“expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: existing and continued weakness and volatility in the financial and credit markets and in the economies in which we operate; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates which may affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility, including a failure to extend the Revolving Period and any future inability to replace the facility on advantageous terms or at all; the availability of borrowings under our Revolving Credit Facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings; and litigation and other risks listed from time to time in our reports, including but not limited to our Annual Reports on Form 10-K (file no. 333-56857) as updated and supplemented from time to time. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future results or otherwise. We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

10.1	Indenture, dated as of June 26, 2009, between Alliance Laundry Equipment Receivables Trust 2009-A and The Bank of New York Mellon, as indenture trustee.

10.2	Purchase Agreement, dated as of June 26, 2009, between Alliance Laundry Equipment Receivables 2009 LLC as buyer and Alliance Laundry Systems LLC as seller.

10.3	Pooling and Service Agreement, dated June 26, 2009, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2009 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2009-A as issuer.

10.4	Note Purchase Agreement, dated as of June 26, 2009, among Alliance Laundry Equipment Receivables Trust 2009-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2009 LLC as the transferor, the Note Purchasers party hereto, NATIXIS Financial Products Inc. as administrative agent and an agent and The Other Agents Party Hereto.

10.5	Trust Agreement, dated June 19, 2009, between Alliance Laundry Equipment Receivables 2009 LLC as transferor and Wilmington Trust Company as owner trustee.

10.6	Administration Agreement, dated June 26, 2009, among Alliance Laundry Equipment Receivables Trust 2009-A, Alliance Laundry Systems LLC and The Bank of New York Mellon.

10.7	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2009 LLC, dated as of June 19, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-11-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-11-09

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-11-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-11-09

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	8-11-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	8-11-09