Form 10-Q
period 2009-09-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2009-11-09
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 9, 2009: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended September 30, 2009

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

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$11,793	$14,314
Accounts receivable, net	18,171	13,775
Inventories, net	53,614	59,810
Retained beneficial interests in accounts receivable	27,845	28,168
Deferred income tax asset, net	4,688	4,730
Prepaid expenses and other assets	4,255	2,537

Total current assets	120,366	123,334
Notes receivable, net	2,940	4,666
Property, plant and equipment, net	64,156	69,099
Goodwill	183,922	182,464
Retained beneficial interests in financial assets	47,594	30,740
Deferred income tax asset, net	7,269	7,713
Debt issuance costs, net	4,821	6,202
Intangible assets, net	138,073	141,563

Total assets	$569,141	$565,781

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$576	$576
Revolving credit facility	—	—
Accounts payable	35,707	33,973
Other current liabilities	30,882	44,783

Total current liabilities	67,165	79,332
Long-term debt and capital lease obligations	288,803	310,152
Deferred income tax liability, net	5,468	5,485
Other long-term liabilities	22,561	24,934

Total liabilities	383,997	419,903
Commitments and contingencies (See Note 15)
Member(s)’ equity	185,144	145,878

Total liabilities and member(s)’ equity	$569,141	$565,781

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net revenues:
Equipment and service parts	$92,149	$116,430	$291,779	$345,833
Equipment financing, net	626	1,194	(7,714)	4,149

Net revenues	92,775	117,624	284,065	349,982
Cost of sales	64,261	89,549	212,670	259,105

Gross profit	28,514	28,075	71,395	90,877

Selling, general and administrative expense	12,393	13,602	38,921	50,779
Securitization, impairment and other costs, net	(472)	3	6,268	556

Total operating expenses	11,921	13,605	45,189	51,335

Operating income	16,593	14,470	26,206	39,542
Interest expense	5,576	6,962	17,057	22,179

Income before taxes	11,017	7,508	9,149	17,363
Provision for income taxes	1,780	3,303	1,118	6,886

Net income	$9,237	$4,205	$8,031	$10,477

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$8,031	$10,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,993	14,135
Non-cash interest expense (income)	(1,862)	797
Non-cash (gain) loss on commodity & foreign exchange contracts, net	(2,944)	1,554
Non-cash executive unit compensation	341	2,052
Non-cash income from loan forgiveness	(98)	(262)
Non-cash charge for pension plan accrual	—	479
Deferred income taxes	625	4,760
Other, net	—	222
Changes in assets and liabilities:
Accounts and notes receivable	(2,001)	(4,418)
Inventories	6,838	(11,433)
Retained beneficial interest	(16,531)	(2,742)
Other assets	(4,061)	716
Accounts payable	1,403	(3,504)
Other liabilities	(9,150)	(532)

Net cash provided by (used in) operating activities	(6,416)	12,301

Cash flows from investing activities:
Capital expenditures	(2,296)	(7,153)
Restricted cash	500	(500)
Proceeds on disposition of assets	—	252

Net cash used in investing activities	(1,796)	(7,401)

Cash flows from financing activities:
Principal payments on long-term debt	(21,000)	(15,000)
Change in other long-term debt, net	(342)	(457)
Net increase in revolving line of credit borrowings	—	9,000
Member contributions	27,039	2,806

Net cash provided by (used in) financing activities	5,697	(3,651)

Effect of exchange rate changes on cash and cash equivalents	(6)	(454)

Increase (decrease) in cash and cash equivalents	(2,521)	795
Cash and cash equivalents at beginning of period	14,314	10,594

Cash and cash equivalents at end of period	$11,793	$11,389

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,123	$23,630
Cash paid for income taxes	$1,098	$1,395

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following Securities and Exchange Commission rules for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. This report on Form 10-Q for the quarter ended September 30, 2009 should be read in conjunction with our consolidated financial statements presented in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following:

	September 30, 2009	December 31, 2008
Materials and purchased parts	$26,422	$24,910
Work in process	4,162	10,503
Finished goods	26,418	26,857
Inventory reserves	(3,388)	(2,460)

	$53,614	$59,810

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill for the nine months ended September 30, 2009 are summarized below:

Balance at December 31, 2008	$182,464
Currency translation	1,458

Balance at September 30, 2009	$183,922

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks, engineering drawings, product designs and manufacturing processes, noncompete agreements, patents and computer software. These intangible assets are amortized over the assets’ estimated useful lives which range from two to twenty years. Intangible assets also include certain trademarks and trade names, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to current accounting guidance.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Amortization expense	$1,365	$1,444	$4,077	$4,920

The following is a summary of identifiable intangible assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets	$51,700	$26,661	$25,039	$50,896	$22,240	$28,656
Non-amortizable intangible assets	113,034	—	113,034	112,907	—	112,907

	$164,734	$26,661	$138,073	$163,803	$22,240	$141,563

NOTE 4. ASSET BACKED FACILITY

According to current accounting guidance, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Alliance Laundry sells substantially all of its trade receivables and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.

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

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Through June 25, 2010, the revolving period of the Asset Backed Facility (the “Revolving Period”), Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. Provided no event of default or

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011 upon a request by ALERT 2009A and will inform ALERT 2009A at least thirty (30) days prior to the termination date whether such date is extended. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $229.0 million and $38.6 million, respectively. For the nine months ended September 30, 2009, we incurred administrative fees of $6.3 million in conjunction with the establishment of the Asset Backed Facility. These fees are included in the Securitization, impairment and other costs line of the Condensed Consolidated Statements of Income.

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

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is reduced by credit enhancement, provided by us in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized over the remaining terms of the trade receivables and equipment loans sold.

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

The Asset Backed Facility replaces a similar facility previously maintained with affiliates of Natixis Financial Products Inc., BMO Capital Markets Corp. and The Bank of Nova Scotia (the “ALERT 2005A Facility”). In connection with the establishment of the new facility on June 26, 2009, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2005A Facility to the new Asset Backed Facility. As a result of a decrease from 95% to 85% in the advance rate for equipment loans and a 240 basis point increase in cost of funds for borrowings under the Asset Backed Facility

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

as compared to the ALERT 2005A Facility, we recorded an unfavorable mark-to-market adjustment of $13.6 million in June 2009. This mark-to-market adjustment is reflected in the Equipment financing, net line of the Condensed Consolidated Statements of Income.

At September 30, 2009 our retained beneficial interests in trade accounts receivable sold to ALER 2009 was $27.8 million and our estimated fair value of retained beneficial interests in notes sold was $47.6 million.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted the accounting guidance related to disclosures about derivative instruments and hedging activities on January 1, 2009. The guidance is intended to improve the transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use, designation and type of the derivative instrument. The Company does not designate any of its derivatives as hedges and, as such, records all changes in fair values as a component of earnings.

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

Interest Rate Risk. Under the terms of our Senior Credit Facility, we are required to provide interest rate protection in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $139.0 million at September 30, 2009, $110.0 million of which is covered by interest rate swap agreements and the balance of $29.0 million is variable rate term loan borrowings. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. An assumed 10% increase/decrease in the variable portion of the interest rate of 3.01% in effect at September 30, 2009 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At September 30, 2009, we were managing $3.7 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at September 30, 2009 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at quarter end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at September 30, 2009 was a $7.4 million gain. The net amount invested in foreign operations at September 30, 2009 was approximately $51.5 million, for which no hedges have been established.

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

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At September 30, 2009, we were managing $2.9 million of nickel hedge contracts and $0.5 million of copper hedge contracts which are not designated as accounting hedges.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The following table summarizes our outstanding derivative contracts and their effects on our Condensed Consolidated Balance Sheet at September 30, 2009:

	Notional Amount	September 30, 2009		Location on Balance Sheet	Term
		Fair Value of
		Hedge Assets	Hedge Liabilities
Undesignated derivatives
Interest swaps/options	$110,000	$—	$1,008	Accounts receivable, net	Through 12/31/09
Foreign currency hedges	3,651	594	—	Accounts receivable, net	Various through 3/31/10
Commodity hedges	3,421	897	97	Accounts receivable, net	Various through 12/31/10

Total undesignated derivatives		$1,491	$1,105

The effects of derivative instruments on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 are as follows:

Undesignated Hedges	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest swaps/options	Interest expense	$(114)	$(348)
Foreign currency hedges	Cost of sales	529	473
Commodity hedges	Cost of sales	632	1,353

		$1,047	$1,478

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value, primarily related to financial products, included in our Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$1,491	$—	$1,491
Securitized retained interests	—	—	75,439	75,439

Total assets	$—	$1,491	$75,439	$76,930

Liabilities
Derivative financial instruments	$—	$1,105	$—	$1,105

Total liabilities	$—	$1,105	$—	$1,105

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments	$—	$327	$—	$327
Securitized retained interests	—	—	58,908	58,908

Total assets	$—	$327	$58,908	$59,235

Liabilities
Derivative financial instruments	$—	$5,378	$—	$5,378

Total liabilities	$—	$5,378	$—	$5,378

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009 and September 30, 2008. These instruments, related to retained beneficial interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2008	$58,908
Total gains (losses) realized/unrealized
Included in earnings	(9,240)
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements, net	25,771

Balance at September 30, 2009	$75,439

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains (losses) realized/unrealized
Included in earnings	2,188
Included in other comprehensive income (loss)	—
Purchases, issuances, and settlements, net	(743)

Balance at September 30, 2008	$52,386

For the nine months ended September 30, 2009, gains of $17.2 million and losses of $25.6 million on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $0.8 million on trade receivable sales are reported in selling, general and administrative expense. For the nine months ended September 30, 2008, gains of $17.8 million and losses of $14.3 million on equipment note sales are included in earnings and reported in net revenues as equipment financing, net. Losses of $1.3 million on trade receivable sales are reported in selling, general and administrative expense.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of the Senior Subordinated Notes at September 30, 2009 was approximately $138.9 million based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes as disclosed in Note 5 – Derivative Financial Instruments. See Note 11 – Long Term Debt and Capital Lease Obligations for further discussion of the terms of each of the components of our debt.

NOTE 7. INCOME TAXES

During the third quarter of 2009, the Company revised its estimated annual effective tax rate from 34.4% to 28.3%. This downward adjustment primarily related to higher energy tax credits earned in the United States than previously estimated. In addition, during the third quarter of 2009, the Company reversed approximately $1.4 million of valuation allowances related to Wisconsin state net operating losses and state tax credit carryforwards now expected to be utilized due to a change in tax law. Given the above, the effective tax rate (including discrete items) for the three and nine-month periods ending September 30, 2009 was 16.2% and 12.2%, respectively. At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

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

The Company has approximately $0.2 million of unrecognized tax benefits as of September 30, 2009 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States and subsequent to 2006 in Belgium.

NOTE 8. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million Asset Backed Facility as described in Note 4 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2009 was $34.0 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The changes in the carrying amount of our total product warranty liability were as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Balance at beginning of period	$7,985	$7,748
Currency translation adjustment	66	(58)
Accruals for current and pre-existing warranties issued during the period	3,545	4,866
Settlements made during the period	(3,872)	(4,111)

Balance at end of period	$7,724	$8,445

NOTE 9. RESTRUCTURING

In the three and nine months ended September 30, 2008, the Company incurred approximately zero and $0.6 million, respectively, of restructuring costs. These costs primarily related to the accrual for the settlement of the Cissell pension liability, the pension that covers the former Louisville, Kentucky employees (closed in 2006) and were recorded on the Securitization, impairment and other costs line of the Condensed Consolidated Statements of Income. The one time termination benefits below relate to the estimated settlement of the Cissell pension liability.

	Balance at December 31, 2007	Additions	Utilized Cash	Balance at September 30, 2008
One-time termination benefits	$1,639	$568	$—	2,207
Other labor related costs	127	47	(60)	114

	$1,766	$615	$(60)	$2,321

On July 22, 2009, the Company purchased an annuity that will fund the pension benefits for the former employees of the Company’s previously closed Louisville, Kentucky manufacturing facility. The purchase price of the annuity was $9.7 million and resulted in a gain of approximately $0.7 million that is reflected in the Securitization, impairment and other costs line of the Condensed Consolidated Statements of Income. The gain represents the difference between the previously accrued liability and the fair value of plan assets as of July 22, 2009 less the annuity purchase price. As a result of purchasing the annuity to fund the pension, the Company has no ongoing liability to this group of former employees. The Company incurred pension expenses of $0.2 million and $0.4 million for the three and nine-month periods ended September 30, 2009, respectively. These expenses are included in the Securitization, impairment and other costs, net line of the Condensed Consolidated Statements of Income.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$173	$241	$33	$39
Interest cost	849	951	36	42
Expected return on assets	(782)	(1,199)	—	—
Amortization of prior service cost	—	1	(5)	(4)
Amortization of loss	274	—	5	15

Net periodic benefit cost (income)	$514	$(6)	$69	$92

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$519	$720	$99	$120
Interest cost	2,546	2,855	107	126
Expected return on assets	(2,347)	(3,597)	—	—
Amortization of prior service cost	2	3	(14)	(13)
Amortization of loss	822	—	14	45

Net periodic benefit cost (income)	$1,542	$(19)	$206	$278

See Note 9 – Restructuring for a discussion of changes to the former Cissell pension obligation.

Employer Contributions

During 2009, the Company contributed $2.1 million to its Alliance Laundry Systems defined benefit pension plans. No additional contributions are anticipated for the remainder of 2009.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Senior Credit Facility	$139,000	$160,000
Senior subordinated notes	149,688	149,617
Revolving credit facility	—	—
Other long-term debt	152	248
Capital lease obligations	539	863

Gross long-term debt	289,379	310,728
Less: current portion	(576)	(576)

	$288,803	$310,152

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, as administrative agent for the credit agreement dated as of January 15, 2005, as amended, (the “Credit Agreement”), and a revolver commitment, was replaced by Bank of America, N.A. on substantially the same terms during the first quarter of 2009.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

After considering scheduled payments and voluntary prepayments made through September 30, 2009, the term loan facility requires quarterly principal payments of approximately $0.4 million beginning December 31, 2010 through December 31, 2011. The final principal payment of $137.2 million is due on January 27, 2012. At September 30, 2009, the Company had no outstanding borrowings under its Revolving Credit Facility. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) by Alliance Finance LLC to a related party were used to pre-pay the Senior Credit Facility during the first quarter. See Note 13 – Member(s)’ Equity for further discussion of the PIK Note.

Interest rates on borrowings under the revolving credit and term loan facilities are variable and are equal to the base rate (which is the higher of the prime lending rate as set forth on the British Banking Association Telerate and the federal funds effective rate plus 0.5%) or the Eurodollar rate, “LIBOR”, (which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market) plus a specified margin. The margins are subject to adjustment, up or down, based on the Company’s corporate credit rating and are subject to step-downs if the Company meets certain leverage ratios. The weighted average interest rate on the term loans outstanding at September 30, 2009 was 3.01%.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fix the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which had a termination date of March 4, 2009, effectively fixed the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which has a termination date of December 31, 2009, effectively fixes the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement. The Company recognized a gain reflecting changes in the fair value of its interest rate swaps of $0.8 million and $0.1 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and a gain of $1.9 million and a loss of $0.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of September 30, 2009 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined in the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of September 30, 2009 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 4.07 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 3.10 to 1.00.

At September 30, 2009 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.50, we could have borrowed an additional $19.3 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

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

NOTE 12. RELATED PARTY TRANSACTIONS

On January 27, 2005, in connection with the acquisition of Alliance Holdings (“Alliance Acquisition”) and the related management investments in ALH Holding Inc (“ALH”), ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. As of September 30, 2009, a total of 124,894 stock options remain outstanding after giving effect to certain additional options granted and options exercised. The granted options entitle the members of management to purchase shares of ALH’s common stock at an average option price of $106.56 per share at September 30, 2009, subject to certain requirements. As of September 30, 2009, stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of September 30, 2009, approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates, and the remaining forty-one percent (41%) of the options granted were “performance options” that generally vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009.

Based upon a valuation of all granted stock options, we recognized $0.3 million and $2.1 million of compensation expense for the nine months ended September 30, 2009 and 2008, respectively. We recognized less than $0.1 million of compensation expense and a credit of $1.3 million to compensation expense for the three months ended September 30, 2009 and 2008, respectively. No expense was recognized for the three or nine months ended September 30, 2009 or September 30, 2008, respectively, for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements are currently not expected to be attained.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

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

Total comprehensive earnings (loss) were $12.6 million for the quarter ended September 30, 2009, $12.3 million for the nine months ended September 30, 2009, ($3.5) million for the quarter ended September 30, 2008 and $8.0 million for the nine months ended September 30, 2008.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Net revenues and gross profit as determined by the Company for its reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008 (restated)	September 30, 2009	September 30, 2008 (restated)
	(in millions)		(in millions)
Net Revenues:
United States and Canada	$66.3	$81.7	$200.7	$240.0
Europe	10.8	15.7	38.4	54.4
Latin America	2.9	5.5	7.9	14.0
Asia	7.8	6.8	22.7	20.8
Middle East & Africa	5.0	7.9	14.4	20.8

	$92.8	$117.6	$284.1	$350.0

Gross Profit:
United States and Canada	$20.9	$19.0	$47.2	$60.9
Europe	3.3	3.7	11.4	14.7
Latin America	0.9	1.7	2.5	4.3
Asia	2.2	2.0	6.9	6.4
Middle East & Africa	1.2	1.7	3.4	4.6

	$28.5	$28.1	$71.4	$90.9

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.3 million at September 30, 2009 and $1.2 million at December 31, 2008.

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006 the Financial Accounting Standards Board (“FASB”) issued an accounting standard on fair value measurements that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The standard also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued updated fair value accounting guidance which delayed the effective

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

date of the original accounting guidance for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of the fair value accounting guidance related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining fair value provisions on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6 – Fair Value Measurements for additional information.

In December 2007 the FASB issued an accounting standard relating to business combinations that establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled and acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted the accounting guidance related to business combinations on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued an accounting standard relating to the accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Further, the standard also provides accounting guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The Company adopted the provisions of this standard on January 1, 2009. The disclosures required by this standard are included in Note 5 – Derivative Financial Instruments.

In April 2008 the FASB issued new regulations on determining the useful life of intangible assets. The regulations amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. These regulations are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, the regulations shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, the regulations shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the regulations on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The adoption of this guidance is not expected to have a material impact on our financial statements.

In April 2009 the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. The disclosures required by the guidance are included in Note 6 – Fair Value Measurements.

In April 2009 the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the previously issued other-than-temporary impairment accounting guidance in U.S. generally accepted accounting principles for debt securities to make the accounting guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend previously issued recognition and measurement accounting guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued accounting guidance on determining when the trading volume and level of activity for an asset or liability have significantly decreased, which may be indicative of an inactive market, and in measuring fair value in inactive markets. We adopted the provisions of this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued an accounting standard that establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of this standard on June 30, 2009. We have evaluated subsequent events through the issuance of our consolidated financial statements on November 9, 2009 and there are no items to disclose.

In June 2009, the FASB issued an accounting standard on accounting for transfers of financial assets that will require more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. This guidance is an amendment to previously issued accounting guidance and includes provisions to eliminate the concept of a qualifying special purpose entity (“QSPE”), change the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. This guidance also requires additional disclosures. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt this guidance on January 1, 2010. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements. However, upon adoption of the guidance, we expect that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

In June 2009, the FASB issued an accounting standard relating to the consolidation of variable interest entities. This standard is an amendment to previously issued accounting guidance and eliminates the exemption to not consolidate QSPEs under certain circumstances. We will adopt this guidance on January 1, 2010. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements. However, upon adoption of the guidance, we expect that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

In August 2009, the FASB issued an accounting standard that updated previously issued standards on fair value measurement and disclosure. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in previously issued accounting standards. This standard will become effective for our annual financial statements for the year ended December 31, 2009. We have not determined the impact that this update may have on our financial statements.

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

During the quarter ended September 30, 2009, our industry, as many other industries both in the United States and abroad, faced continuing significant macroeconomic challenges, including significant instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and led to higher material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2009 as Compared to Quarter Ended September 30, 2008

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2009	September 30, 2008 (restated)		September 30, 2009	September 30, 2008 (restated)
	(in millions)			(in millions)
Net revenues:
United States and Canada	$66.3	$81.7	(18.8%)	$200.7	$240.0	(16.4%)
Europe	10.8	15.7	(30.7%)	38.4	54.4	(29.4%)
Latin America	2.9	5.5	(48.1%)	7.9	14.0	(43.8%)
Asia	7.8	6.8	13.5%	22.7	20.8	9.0%
Middle East & Africa	5.0	7.9	(37.5%)	14.4	20.8	(30.8%)

	$92.8	$117.6	(21.1%)	$284.1	$350.0	(18.8%)

Net revenues. Net revenues for the quarter ended September 30, 2009 decreased $24.8 million, or 21.1%, to $92.8 million from $117.6 million for the quarter ended September 30, 2008. The net revenues decrease of $24.8 million was primarily attributable to a decrease in United States and Canada revenues of $15.4 million, a decrease in Europe revenues of $4.9 million, a decrease in Middle East & Africa revenues of $2.9 million and a decrease in Latin America revenues of $2.6 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats, on-premise laundries and service part customers. The decrease in Europe revenues was most significant in Eastern Europe, due to a continuing lack of credit availability to customers. The decrease in Latin America revenues reflects a continuing lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. The decrease in Middle East & Africa sales is the result of a general downturn in economic conditions. Lower total Company revenues for the quarter include price increases of approximately $0.5 million, offset by a decrease of $24.2 million of sales volume and sales mix and $0.6 million related to exchange rates. The price increases occurred primarily in Europe and in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe.

	Three Months Ended		Change	Nine Months Ended		Change
	September 30, 2009	September 30, 2008 (restated)		September 30, 2009	September 30, 2008 (restated)
	(in millions)			(in millions)
Gross profit:
United States and Canada	$20.9	$19.0	10.6%	$47.2	$60.9	(22.5%)
Europe	3.3	3.7	(10.9%)	11.4	14.7	(22.2%)
Latin America	0.9	1.7	(49.5%)	2.5	4.3	(42.8%)
Asia	2.2	2.0	6.5%	6.9	6.4	9.0%
Middle East & Africa	1.2	1.7	(26.6%)	3.4	4.6	(27.3%)

	$28.5	$28.1	1.6%	$71.4	$90.9	(21.4%)

Gross profit. Gross profit for the quarter ended September 30, 2009 increased $0.4 million, or 1.6%, to $28.5 million from $28.1 million for the quarter ended September 30, 2008. Total Company gross profit for the quarter includes price increases of approximately $0.5 million which were offset by $9.4 million of reduced gross profits due to a decrease in sales volume and sales mix and $0.2 million related to exchange rates. Total gross profit for the quarter also includes $9.4 million of lower raw material and distribution costs. United States and Canada gross profit increased as a result of lower raw material and distribution as well as lower warranty costs. These increases were partly offset by a decrease in sales volume and sales mix. Europe gross profit decreased as a result of lower sales volume and mix and unfavorable exchange rate impacts. Latin America gross profit decreased primarily as a result of lower sales volume and mix. Middle East and Africa gross profit decreased primarily as a result of lower sales volume and mix. Gross profit as a percentage of net revenues increased to 30.7% for the quarter ended September 30, 2009 from 23.9% for the quarter ended September 30, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended September 30, 2009 decreased $1.2 million, or 8.9%, to $12.4 million from $13.6 million for the quarter ended September 30, 2008. The decrease in selling, general and administrative expense was primarily due to $1.1 million of reduced sales and marketing expenses and $1.2 million of reduced product development costs, which were partially offset by a credit of $1.3 million to non-cash incentive compensation expense. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.4% for the quarter ended September 30, 2009 as compared to 11.6% for the quarter ended September 30, 2008.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended September 30, 2009 decreased by $0.5 million as compared to the quarter ended September 30, 2008. Securitization, impairment and other costs for the quarter ended September 30, 2009 included $0.5 million of income related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs as a percentage of net revenues was (0.5)% for the quarter ended September 30, 2009 and 0.0% for the quarter ended September 30, 2008.

Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2009 increased $2.1 million, or 14.7%, to $16.6 million as compared to $14.5 million for the quarter ended September 30, 2008. Operating income as a percentage of net revenues increased to 17.9% for the quarter ended September 30, 2009 as compared to 12.3% for the quarter ended September 30, 2008.

Interest expense. Interest expense for the quarter ended September 30, 2009 decreased $1.4 million, or 19.9%, to $5.6 million from $7.0 million for the quarter ended September 30, 2008. The decrease in interest expense was primarily attributable to a favorable non-cash impact of $0.7 million to reflect adjustments in the fair values of interest rate swap agreements. The year to year favorable impact was also impacted by lower average borrowing amounts and lower average borrowing rates for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. Interest expense as a percentage of net revenues was 6.0% for the quarter ended September 30, 2009 as compared to 5.9% for the quarter ended September 30, 2008.

Income tax provision. The provision for income taxes for the quarter ended September 30, 2009 was $1.8 million as compared to $3.3 million for the quarter ended September 30, 2008. During the third quarter of 2009, we revised our estimated annual effective tax rate from 34.4% to 28.3%. This downward adjustment primarily related to higher energy tax credits earned in the United States than previously estimated. In addition, during the third quarter of 2009, we reversed approximately $1.4 million of valuation allowances related to Wisconsin state net operating losses and state tax credit carryforwards now expected to be utilized due to a change in tax law. Given the above, the effective tax rate (including discrete items) for the three-month period ending September 30, 2009 was 16.2%.

Net income. As a result of the foregoing, our net income for the quarter ended September 30, 2009 increased $5.0 million, or 119.7%, to $9.2 million as compared to $4.2 million for the quarter ended September 30, 2008. Net income as a percentage of net revenues for the quarter ended September 30, 2009 was 10.0% as compared to 3.6% for the quarter ended September 30, 2008.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Net revenues. Net revenues for the nine months ended September 30, 2009 decreased $65.9 million, or 18.8%, to $284.1 million from $350.0 million for the nine months ended September 30, 2008. Excluding the impact of an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of the new Asset Backed Facility recorded in the second quarter, sales decreased $52.3 million or 14.9% as compared to the nine months ended September 30, 2008. The net revenues decrease of $65.9 million was primarily attributable to a decrease in United States and Canada revenues of $39.3 million, a decrease in Europe revenues of $16.0 million, a decrease in Middle East and Africa revenues of $6.4 million and a decrease in Latin America revenues of $6.1 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats, on-premise laundries and service part customers, as well as $11.9 million of lower net earnings from our off-balance sheet equipment financing program, which includes the unfavorable $13.6 million non-cash mark-to-market adjustment. The decrease in Europe revenues was most significant in Eastern Europe, due to a lack of credit availability to customers. The decrease in Latin America revenues reflects a lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. The decrease in Middle East & Africa sales is the result of a general downturn in economic conditions. Total Company revenues for the nine months ended September 30, 2009 include price increases of approximately $6.3 million, offset by a decrease of $55.9 million of sales volume and sales mix and $4.9 million related to exchange rates. The price increases occurred primarily in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe.

Gross profit. Gross profit for the nine months ended September 30, 2009 decreased $19.5 million, or 21.4%, to $71.4 million from $90.9 million for the nine months ended September 30, 2008. Total Company gross profit for the nine months ended September 30, 2008 includes price increases of approximately $6.3 million and $6.4 million of lower raw material and distribution costs, which were offset by $11.9 million of lower net earnings from our off-balance sheet equipment financing program, $19.9 million of reduced gross profits due to a decrease in sales volume and sales mix and $1.5 million related to exchange rates. United States and Canada gross profit decreased as a result of lower sales volume and mix and due to the $11.9 million of lower net earnings from our off-balance sheet equipment financing program. These decreases were partly offset by price increases and by lower raw material and distribution costs. Europe gross profit decreased as a result of lower sales volume and mix and exchange rates. Latin America gross profit decreased primarily as a result of lower sales volume and mix. Gross profit as a percentage of net revenues decreased to 25.1% for the nine months ended September 30, 2009 from 26.0% for the nine months ended September 30, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2009 decreased $11.9 million, or 23.4%, to $38.9 million from $50.8 million for the nine months ended September 30, 2008. The decrease in selling, general and administrative expense was primarily due to $3.9 million of reduced sales and marketing expenses, $4.2 million of reduced product development costs, $1.7 million of reduced non-cash incentive compensation related to the Company’s stock option program and $0.9 million of reduced legal expenses. As a result of these factors, selling, general and administrative expense as a percentage of net revenues decreased to 13.7% for the nine months ended September 30, 2009 as compared to 14.5% for the nine months ended September 30, 2008.

Securitization, impairment and other costs. Securitization, impairment and other costs for the nine months ended September 30, 2009 increased to $6.3 million from $0.6 million for the nine months ended September 30, 2008. Securitization, impairment and other costs for the nine months ended September 30, 2009 included $6.2 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, $0.3 million of income related to the Louisville, Kentucky pension plan termination and $0.3 million of legal expenses related to the Lehman bankruptcy. Securitization, impairment and other costs for the nine months ended September 30, 2008 included $0.6 million related to the Louisville, Kentucky pension plan termination. Securitization, impairment and other costs as a percentage of net revenues was 2.2% for the nine months ended September 30, 2009 and 0.2% for the nine months ended September 30, 2008.

Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2009 decreased $13.3 million, or 33.7%, to $26.2 million from $39.5 million for the nine months ended September 30, 2008. Operating income as a percentage of net revenues decreased to 9.2% for the nine months ended September 30, 2009 as compared to 11.3% for the nine months ended September 30, 2008.

Interest expense. Interest expense for the nine months ended September 30, 2009 decreased $5.1 million, or 23.1%, to $17.1 million from $22.2 million for the nine months ended September 30, 2008. The decrease in interest expense was primarily attributable to a favorable non-cash impact of $2.7 million to reflect adjustments in the fair values of interest rate swap agreements. The year to year improvement in interest expense is also attributable to lower average borrowing amounts and lower average borrowing rates for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Interest expense as a percentage of net revenues decreased to 6.0% for the nine months ended September 30, 2009 as compared to 6.3% for the nine months ended September 30, 2008.

Income tax provision. The provision for income taxes for the nine months ended September 30, 2009 was $1.1 million as compared to $6.9 million for the nine months ended September 30, 2008. During the third quarter of 2009, we revised our estimated annual effective tax rate from 34.4% to 28.3%. This downward adjustment primarily related to higher energy tax credits earned in the United States than previously estimated. In addition, during the third quarter of 2009, we reversed approximately $1.4 million of valuation allowances related to Wisconsin state net operating losses and state tax credit carryforwards now expected to be utilized due to a change in tax law. Given the above, the effective tax rate (including discrete items) for the nine-month period ending September 30, 2009 was 12.2%.

Net income. As a result of the foregoing, our net income for the nine months ended September 30, 2009 decreased $2.5 million, or 23.3%, to $8.0 million as compared to $10.5 million for the nine months ended September 30, 2008. Net income as a percentage of net revenues for the nine months ended September 30, 2009 was 2.8% as compared to 3.0% for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2009 will not exceed $6.5 million. We have invested $2.3 million in capital expenditures for the nine months ended September 30, 2009. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $21.0 million of voluntary prepayments made year to date through September 30, 2009, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2009	$32	$114	$146
2010	483	424	907
2011	1,452	1	1,453
2012	137,185	—	137,185
2013	150,000	—	150,000
Thereafter	—	—	—

	$289,152	$539	$289,691
Less: Unamortized discount on long-term debt			(312)

Long-term debt and capital lease obligations, net			$289,379

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $139.0 million at September 30, 2009) and foreclosure on the collateral securing such obligations. Further, such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At September 30, 2009, there were no borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.7 million, of which $34.0 million relate to the Asset Backed Facility. We had $19.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $19.3 million at September 30, 2009 in additional indebtedness under the Revolving Credit Facility.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
2009	$—
2010	363
2011	1,452
2012	137,185
2013	—
Thereafter	—

$139,000

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

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures or working capital needs, will depend upon our future performance, which in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Significant changes or sustained further deterioration in market liquidity conditions could also impact our access to funding and the associated funding costs and reduce our earnings and cash flow. Negative global macroeconomic conditions continue to persist and may continue or further deteriorate in the near term. This economic deterioration has led to lower net revenues for the first three quarters of 2009 as compared to the same periods in 2008. We have reduced our operating expenses and have secured lower costs for raw materials. We have also frozen salaries for the remainder of 2009 and have implemented a temporary salary rollback through October 2009. We continue to monitor our business plan for additional measures that could improve profitability. We also have the ability to defer non-critical capital expenditures. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants, after giving effect to the equity contribution (see Equity Issuance below). However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. We were in compliance with our debt covenants at September 30, 2009.

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We currently structure the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. As discussed in Note 16 – Recently Issued Accounting Pronouncements, we expect to have to consolidate these transactions in our Condensed Consolidated Balance Sheet beginning in January 2010. It is expected that, under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.50 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of September 30, 2009, our Consolidated Total Debt to Adjusted EBITDA ratio was 4.07 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 3.10 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended September 30, 2009.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Total
EBITDA	$17,120	$13,286	$4,032	$20,500	$54,938
Finance program adjustments (a)	(3,520)	(301)	13,949	487	10,615
Other non-recurring charges (b)	2,053	304	6,371	(472)	8,256
Other non-cash charges (c)	(926)	225	(1,828)	(935)	(3,464)

Adjusted EBITDA	$14,727	$13,514	$22,524	$19,580	$70,345

					September 30, 2009
Revolving Credit Facility					$—
Senior Credit Facility					139,000
Senior Subordinated Notes					149,688
Other long-term debt and capital lease obligations					691
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$286,379

Consolidated Total Debt to Adjusted EBITDA ratio					4.07

	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Total
Interest expense	$8,479	$5,883	$5,598	$5,576	$25,536
Non-cash interest expense (income)	(2,165)	129	21	332	(1,683)
Interest on letters of credit and permitted receivables financing	(269)	(263)	(277)	(402)	(1,211)
Interest income (expense)	51	(11)	(8)	31	63

Consolidated Cash Interest Expense	$6,096	$5,738	$5,334	$5,537	$22,705

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					3.10

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues and cash basis revenues. In addition, we recognize mark-to-market adjustments for our retained beneficial interests in financial assets which are considered finance program adjustments in the Credit Agreement.
(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.4 million related to the Louisville, Kentucky pension plan termination, $0.9 million associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008, $0.4 million of legal fees related to the Lehman bankruptcy and $6.6 million of expenses incurred to replace our the asset backed lending facility. These costs are included in the securitization, impairment and other costs line of our Condensed Consolidated Statements of Income.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $3.6 million of non-cash mark to market gains relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our Condensed Consolidated Statements of Income, $0.1 million of accrued management incentive compensation, which is included in the selling, general and administrative expenses line of our Condensed Consolidated Statements of Income and $0.1 million of expense related to non-cash intangible impairments, which is included in the securitization, impairment and other costs line of our Condensed Consolidated Statements of Income.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Alliance Laundry will sell or contribute substantially all of the trade receivables and certain of the equipment loans that we originate to ALER 2009 which, in turn, will transfer them to the trust. ALERT 2009A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria which are standard for transactions of this type. After June 25, 2010 or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2009A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the Asset Backed Facility have the right to extend the termination date of the revolving period by one year to June 25, 2011. As of September 30, 2009, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans and trade receivables was $229.0 million and $38.6 million, respectively. See “Liquidity and Capital Resources” above.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Asset Backed Facility primary documents; (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2009A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in ALERT 2009A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2009A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2009 was $34.0 million. Alliance Laundry, as servicer, will be paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash used in operating activities for the nine months ended September 30, 2009 of $6.5 million was driven by cash generated by operations of $18.1 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by changes in working capital requirements of $24.5 million. The working capital investment in retained beneficial interests increased $17.2 million primarily as a result of decreased advance funding rates contained in the new asset backed lending facility that was closed in June 2009, partially offset by decreases in the market value of equipment notes receivable. Other liabilities decreased $9.2 million due to the payment of customer promotional programs, payment of interest expense under interest swap agreements and the payment of management incentive bonuses.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2009 and 2008 were $2.3 million and $7.2 million, respectively. Capital spending in the first nine months of 2009 was principally attributable to manufacturing equipment replacements, equipment upgrades and cost improvement projects. Capital spending in the first nine months of 2008 was principally oriented toward manufacturing process improvements and product redesign equipment purchases.

Defined Benefit Plan

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company contributed $2.1 million to its defined benefit pension plans during the nine months ended September 30, 2009.

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

Recently Issued Accounting Standards

In September 2006 the Financial Accounting Standards Board (“FASB”) issued an accounting standard on fair value measurements that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The standard also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued updated fair value accounting guidance which delayed the effective date of the original accounting guidance for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of the fair value accounting guidance related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining fair value provisions on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6 – Fair Value Measurements for additional information.

In December 2007 the FASB issued an accounting standard relating to business combinations that establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled and acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted the accounting guidance related to business combinations on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007 the FASB issued an accounting standard relating to the accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Further, the standard also provides accounting guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008 the FASB issued accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The Company adopted the provisions of this standard on January 1, 2009. The disclosures required by this standard are included in Note 5 – Derivative Financial Instruments.

In April 2008 the FASB issued new regulations on determining the useful life of intangible assets. The regulations amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. These regulations are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, the regulations shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, the regulations shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the regulations on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The adoption of this guidance is not expected to have a material impact on our financial statements.

In April 2009 the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. The disclosures required by the guidance are included in Note 6 – Fair Value Measurements.

In April 2009 the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the previously issued other-than-temporary impairment accounting guidance in U.S. generally accepted accounting principles for debt securities to make the accounting guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend previously issued recognition and measurement accounting guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued accounting guidance on determining when the trading volume and level of activity for an asset or liability have significantly decreased, which may be indicative of an inactive market, and in measuring fair value in inactive markets. We adopted the provisions of this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued an accounting standard that establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of this standard on June 30, 2009. We have evaluated subsequent events through the issuance of our consolidated financial statements on November 9, 2009 and there are no items to disclose.

In June 2009, the FASB issued an accounting standard on accounting for transfers of financial assets that will require more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. This guidance is an amendment to previously issued accounting guidance and includes provisions to eliminate the concept of a qualifying special purpose entity (“QSPE”), change the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. This guidance also requires additional disclosures. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt this guidance on January 1, 2010. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements. However, upon adoption of the guidance, we expect that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

In June 2009, the FASB issued an accounting standard relating to the consolidation of variable interest entities. This standard is an amendment to previously issued accounting guidance and eliminates the exemption to not consolidate QSPEs under certain circumstances. We will adopt this guidance on January 1, 2010. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements. However, upon adoption of the guidance, we expect that ALERT 2009A will no longer qualify as a QSPE and the receivables and debt held by ALERT 2009A would be included in our Condensed Consolidated Balance Sheets.

In August 2009, the FASB issued an accounting standard that updated previously issued standards on fair value measurement and disclosure. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in previously issued accounting standards. This standard will become effective for our annual financial statements for the year ended December 31, 2009. We have not determined the impact that this update may have on our financial statements.

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

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2009, we paid a fixed rate of 5.65%, and received or paid quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid $0.1 million during the nine months ended September 30, 2009. Due to maturity on March 4, 2009 there was no fair value of this interest rate swap agreement at September 30, 2009 and no activity for the three months ended September 30, 2009.

Effective January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.96%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, we paid $0.9 million and $2.2 million during the three and nine months ended September 30, 2009. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was a $1.0 million liability at September 30, 2009.

We entered into foreign exchange hedge contracts with Bank of America, N.A. and Private Bank & Trust Company to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from Alliance International BVBA and other European vendors. Under the foreign exchange hedges, we received $0.3 million and $0.3 million during the three and nine months ended September 30, 2009, respectively. The fair value of these foreign exchange hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was a $0.6 million asset at September 30, 2009. The notional amount of the foreign exchange hedge contracts outstanding as of September 30, 2009 totaled 1.3 million Euros and 15.4 million Swedish Krona.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases and copper commodity risk related to wiring. Under the commodity hedges, we paid less than $0.1 million and $1.4 million during the three and nine months ended September 30, 2009, respectively. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was $0.8 million at September 30, 2009, which is the net of the related asset and liability. The notional amount of the nickel commodity hedge contracts outstanding as of September 30, 2009 totaled 197 metric tons. The notional amount of the copper commodity hedge contracts outstanding as of September 30, 2009 totaled 122 metric tons.

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

The fair value of our Senior Subordinated Notes was approximately $138.9 million based upon prevailing prices in recent market transactions as of September 30, 2009. We estimate that this fair value would increase/decrease by approximately $4.4 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Condensed Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-9-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-9-09

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-9-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-9-09

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	11-9-09

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	11-9-09