Form 10-K
period 2009-12-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2010-03-08
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of March 8, 2010: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2009

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity. Unless the context otherwise requires, references to “United States and Canada,” “Europe,” “Latin America,” “Asia” and “Middle East & Africa” are to each of our reporting segments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” and Note 17 – Segment Information in our financial statements.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in Note 18 to the Financial Statements – Commitments and Contingencies section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: the ability to borrow funds under the Senior Credit Facility (as defined herein); the ability to successfully implement operating strategies and trends affecting the business, liquidity, financial condition and results of operations of the Company; existing and continued weakness in the financial and credit markets and in the economies that we operate in; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed securitization facility, including an inability to replace or a failure by the administrative agent and noteholders to extend the facility on advantageous terms or at all; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation as well as those set forth in Item 1A hereof under “Risk Factors.” All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects, the Company’s strategy and the Company’s financial position are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or the negatives thereof, variations thereof or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS

General

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

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen® brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. In January 2005 Ontario Teachers’ Pension Plan Board (“OTPP”), indirectly acquired the majority of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owned the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings. As of December 31, 2009 approximately 90.0% of the capital stock of ALH was owned by OTPP. Approximately 9.6% of the capital stock of ALH was owned by our current management. On July 14, 2006, we completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations which manufactures and markets commercial laundry products similar to Alliance Laundry (the “CLD Acquisition”). CLD’s European headquarters is located in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (“European Operations”). CLD also has manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations.

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

Alliance Laundry Corporation (“ALC”) is a wholly-owned subsidiary of Alliance Laundry that was incorporated in 1998 for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. ALC also served as the co-issuer of the Senior Subordinated Notes. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. We produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, D’Hooge® and Cissell®. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we are also a leader in the European stand-alone commercial laundry equipment industry. Our net revenues for the year ended December 31, 2009 were $393.2 million, of which $275.7 million and $53.4 million were from our United States and Canada, and Europe segments, respectively. Net revenues from our other segments totaled $64.1 million for the year ended December 31, 2009.

We attribute our success in this industry to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; (iv) our investment in new product development and manufacturing capabilities and (v) the successful execution of selective acquisitions. As a result of our industry position, we generate significant recurring sales of replacement equipment and service parts. In addition to sales of stand-alone commercial laundry equipment in the United States and Canada, we also sell commercial laundry equipment and service parts internationally through our U.S. operations and through our European Operations. Our operating segments other than United States and Canada generated equipment and service parts revenue of $117.5 million, $140.7 million, and $134.4 million in 2009, 2008 and 2007, respectively. For 2009, 2008 and 2007 we generated total net revenues of $393.2 million, $460.3 million and $443.3 million, respectively and Adjusted EBITDA (as defined in Item 7 “Liquidity and Capital Resources under EBITDA and Adjusted EBITDA”) of $78.4 million, $72.0 million and $68.5 million, respectively.

In the United States and Canada, we serve three distinct commercial laundry end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. Our primary means of serving these end-customers is through distributors and route operators through our U.S. operations. We reach laundromat and on-premise laundry end-customers through a network of over 400 United States and Canada distributors and over 200 international distributors served through our operations based in the United States and Canada. Over 100 distributors are also served through our European Operations. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers in the United States and Canada through a network of over 100 route operators. Route operators purchase equipment from us and then obtain leases from multi-housing property managers to place the equipment into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving this market position in each of our three commercial laundry end-customer groups.

We estimate that the United States and Canada stand-alone commercial laundry equipment industry generated approximately $470 million in revenue in 2009. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. United States and Canada consumers view clean clothes as a necessity, with economic conditions historically having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through past economic downturns.

With capital investments totaling $32.5 million for the five years ended December 31, 2009, we have developed many new products, redesigned existing products and modernized our manufacturing facilities in Ripon, Wisconsin, and since July 2006 we have begun similar programs for our products and facilities in Wevelgem, Belgium and Nazareth, Belgium. We believe our considerable investment in our product lines and manufacturing capabilities have strengthened and will continue to enhance our market leadership position. For information about the financial results of our operating segments, see Note 17 to the Financial Statements – Segment Information.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are a market leader in the overall North American stand-alone commercial laundry equipment industry. In addition to being a market leader in North America, we believe that we are a leader in sales to each of our three primary commercial laundry end-customer groups. As a result of being a market leader for over ten years, we believe that we have one of the largest installed bases of equipment in North America, comprised of approximately two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We have developed an extensive distribution network in North America, with over 400 distributors and over 100 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, joint promotion efforts and extensive electronic support of installation and service. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long-term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full commercial product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all commercial customer groups), thereby providing customers with a single source solution for most of their stand-alone commercial laundry equipment needs. At December 31, 2009, our engineering organization was staffed with over 85 engineers, designers, technicians and support staff, who along with our marketing and sales personnel, and with input from our major customers, work to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In 2003 we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. In 2005 we introduced a variable frequency drive for certain of our washer-extractors which uses approximately 50 percent less electricity than other models. In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler, which provides greater capacity per square foot of floor space than any other tumbler on the market. In 2009, we launched a new control platform. By including the new control platform across most of our product offerings, we have been able to streamline the manufacturing process and simplify our maintenance and servicing operations while adding industry exclusive features and flexibility to the products, including variable pricing options and improved programming and audit capabilities.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO, and Cissell. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results.

Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L’Esperance, we have assembled a strong and experienced management team. Our nine executive officers average over 17 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial laundry businesses of UniMac, IPSO, and Cissell; (iii) implementing manufacturing cost reduction and quality improvement programs and (iv) implementing ongoing refinements to our product offerings. In addition, current management owns 9.6% of the Company’s common equity, and could own up to 16.7% of the Company’s common equity if management’s service and performance stock options, outstanding as of March 8, 2010, become exercisable (as defined in the ALH stock option plan).

Business Strategy

Our strategy is to continue our strong financial performance and selectively pursue growth opportunities by offering to our customers a full line of the most reliable and functional stand-alone commercial laundry equipment, together with industry-leading, comprehensive value-added services. The key elements of our strategy are as follows:

Build on Our Customer One Initiative. Customer One is the cornerstone of our customer service strategy and demonstrates our commitment to maintaining a customer-focused culture. We strive to consistently meet our customers’ demands for superior product quality and reliability and we provide comprehensive and responsive service. We devote significant time and resources to train our personnel to effectively serve our customers. We believe the success of our customer relationship efforts has facilitated our industry-leading reputation and our long-term relationships with key customers, and will help to facilitate the continued growth of our U.S. and international business.

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships with key customers and will pursue supply agreements where appropriate. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotional activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers have been our customers for more than ten years. Coinmach Corporation, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements in our Ripon, Wisconsin facilities, and intend to continue doing so at Ripon and at our Belgium facilities, through collaboration among key customers, suppliers and our engineering and marketing personnel. We have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as through plant consolidations completed in 2000, 2006 and 2007. Since 2000, we have been using a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality. Starting in 2008 the Ripon Operation has implemented kaizen projects to further support our lean manufacturing strategy

Continue to Develop Our International Business – We have a strong record of growth in international markets due to the strength of our products, well recognized brands and continual investment in customer support services. We seek to continue that growth and pursue further market expansion through organic growth and selective acquisitions.

Continue to Pursue Strategic Acquisitions. Our present management team has successfully negotiated and integrated acquisitions since 1994, including the CLD Acquisition in July 2006 that, taken as a whole, have significantly increased our sales. We intend to continue our consideration of strategic acquisitions, both domestically and internationally. We will focus on opportunities that provide or enhance the supply of full product lines to our customers. By doing this, we can improve our already strong market positions as well as achieve significant acquisition synergies.

Expand into the U.S. Consumer Laundry Market. We re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products that are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end U.S. consumer laundry markets will continue to allow us to expand our sales and diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities and are effectively our commercial units without vending capability.

Industry Overview

We believe that the North American market for stand-alone commercial laundry equipment has contracted at a compound annual rate of approximately (0.4)% since 2004. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use or replacement of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and therefore higher average selling prices.

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

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups. We believe population growth has historically supported replacement sales and modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.1% since 1999 and is projected to grow at approximately 1.0% per year, on average, over the next ten years.

In addition, customers are increasingly trading up to equipment with enhanced functionality, at higher average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, such as cashless payment systems and advanced electronic controls which we believe provide these customers with a competitive advantage. Customers continue to move toward equipment with improved water and energy efficiency as the result of escalating energy costs, government and consumer pressure and a focus on containing operating costs.

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

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets. We also believe this is particularly true in developing countries where laundry needs are currently less fully developed than in North America. We believe that continued development and growth of disposable income in these countries will cultivate an increased need and demand for laundry services addressable by our products. We believe we have positioned the Company to benefit from this growth through our 2006 acquisition and integration of CLD’s European Operations.

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

Customer Categories

Stand-alone Commercial Laundry Equipment. Each of the stand-alone commercial laundry equipment industry’s three primary customer groups—laundromat operators, multi-housing laundry operators and on-premise laundry operators—is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and operating features. Vended equipment purchased by multi-housing route operators is most similar to consumer machines sold to retail customers. Equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity, provides more sophisticated cleaning and faster drying capabilities and is generally purchased through distributors.

Laundromats. We estimate that laundromats accounted for approximately 43% of the sales for the United States and Canada stand-alone commercial laundry equipment industry in 2009. There are an estimated 35,000 laundromats in the United States and Canada. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors to explain laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i) reputation, reliability and ease and cost of repair; (ii) availability of equipment financing; (iii) the water and energy efficiency of the products (approximately 25% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 26% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2009 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 30% of United States and Canada stand-alone commercial laundry equipment sales in 2009. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers that are vended, but similar in appearance to those sold to the retail consumer market, and offer a variety of enhanced durability and performance features such as audit functions that keep track of the number of cycles and the amount of money that has been collected. We estimate that topload washers sold to multi-housing laundries typically last 10,000 cycles, approximately twice as long as the expected life of a consumer machine.

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

We believe reliability and durability are key criteria for route operators and their property management customers in selecting equipment because these criteria help to minimize equipment down time and repair costs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Route operators are reluctant to change equipment suppliers given their investments in spare parts inventories and in sales and repair technician training, particularly as laundry equipment becomes more technically sophisticated. Therefore, we believe a large installed base of laundry equipment gives a commercial laundry equipment manufacturer a significant competitive advantage and a high likelihood of substantial, recurring and predictable replacement sales.

On-Premise Laundries. We estimate that on-premise laundries (“OPL”) accounted for approximately 27% of United States and Canada stand-alone commercial laundry equipment sales in 2009. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, prisons, sports facilities, car washes and fire stations.

Products sold to on-premise laundries include washer-extractors, tumbler dryers and flatwork finishers. The washer-extractors and tumbler dryers are primarily in larger capacities, up to 200 pounds per load, and process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e. reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We believe that in a typical on-premise laundry within a hotel, up to 50% of the operating cost is labor.

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

Consumer Laundry. We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Products sold in this segment include topload washers, frontload washers and standard dryers, which we sell through distributors. Within this sales segment we are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end consumer laundry markets has allowed us to continue to diversify our customer base with minimal incremental capital expenditures since these products are produced in our current facilities.

Products and Services

We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products. Our products range from small washers and dryers, primarily for use in laundromats and multi-housing laundry rooms, to large laundry equipment with load capacities of up to 275 pounds used in on-premise laundries. Our brands include Speed Queen, UniMac, Huebsch, IPSO, D’Hooge and Cissell and are sold throughout North America and in over 90 foreign countries. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. We also sell laundry equipment under private label brands in order to take advantage of distribution networks of other companies as they fill their need to round out their product offerings.

Washers

Washers include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 14 to 275 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 400 G-force, thereby reducing water retention and the time and energy costs for the drying cycle. These products are primarily sold under the Speed Queen, UniMac, Huebsch, IPSO, D’Hooge and Cissell brands. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 275 pounds of laundry per load are sold to on-premise laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdowns, which would increase operating costs and downtime for the user.

In 2005, we introduced a larger capacity 150 pound washer-extractor which provides many productivity advantages for the on-premise laundry segment. The washer’s cylinder is the largest in the industry, within its category, equating to more laundry done in less time. This additional capacity also reduces the number of wash cycles per day, saving as much as 10% in water usage over other models. A door opening of nearly 25 inches makes it easier and faster to load and unload linens, saving operation time.

In 2005, we introduced a variation of our current Huebsch washer-extractor product line by adding models with 50% higher extract speed which removes more water from clothes at the end of the wash cycle and significantly shortens the drying cycle, thereby reducing utility costs.

In 2007, we introduced UniLinc™ an advanced graphical programmable washer control with operating software under the UniMac brand. The system uses advanced operating reports to assist our customers in lowering their laundry operating expenses. UniLinc reports more than 100 time and date stamped events used to reduce troubleshooting time, manage water consumption and record machine usage by the date and minute.

In 2007, the IPSO brand introduced an inverter-driven cabinet hardmount washer-extractor line with flexible energy programming options and up to 165 G-force. This product line provides energy and water efficient solutions for on-premise laundries as well as the energy conscious coin store owner.

In 2008, washer-extractors available for sale under our Cissell brand were expanded with six new capacities ranging from 18 to 165 pounds.

In 2009, we rolled out a new control platform, which is marketed under the Quantum, Galaxy, and M Series names, across most of our product offerings. This new control platform has allowed us to streamline the manufacturing process and simplify our maintenance and servicing operations while adding industry exclusive features and flexibility to the products, including variable pricing options and improved programming and audit capabilities.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G-force. These products are sold primarily to multi-housing laundries, laundromats and consumers under the Speed Queen and Huebsch brands.

In 2006, we modified our energy efficient commercial topload washer offerings by introducing models that comply with the 2007 Department of Energy regulatory guidelines for energy and water usage.

In 2008, we expanded our product offering under the IPSO brand to include topload washers and matching dryers to complement IPSO’s existing line of vended laundry equipment.

In 2009, we introduced a new control platform to the line of commercial topload washers.

Frontload Washers. Frontload washers are sold under the Speed Queen, IPSO and Huebsch brands to both laundromat and multi-housing customers. Our frontload washer’s advanced design uses 22% to 57% less water than our topload washers and can process up to 18 pounds of laundry per load. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. Our frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) or rear controls and can be purchased with a matching small-chassis dryer (single or stacked, front or rear controls).

Our frontload washers display the U.S. federal government’s ENERGY STAR™ mark. The ENERGY STAR label was designed by the U.S. federal government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with our 18 pound wash load capacity, our frontload washer has a spin speed of up to 1,000 revolutions per minute, providing significant dryer energy savings.

In 2007, we introduced a new door opening on our consumer and commercial frontload washer that is 131% larger, making loading and unloading significantly more convenient.

In 2009, we introduced a new frontload washer and matching dryer to IPSO distribution that features stainless steel cabinetry for commercial applications.

In 2009, we introduced a new control platform to the line of commercial frontload washers as well as a new variable speed motor drive. The new drive utilizes state-of-the-art drive components and benefits from reduced manufacturing costs.

Dryers

Dryers include tumbler dryers, standard dryers and stacked dryers. We also sell a line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers are sold primarily to laundromats and on-premise laundries under all five of our brands. In 2003, we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003 we introduced the CARE® fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when drying chemically saturated fabrics.

In 2006, we introduced the commercial laundry industry’s first 45 pound per pocket stacked tumbler. The new tumbler provides greater capacity per square foot of floor space than any other tumbler on the market. This tumbler is also the most energy efficient commercial tumbler dryer Alliance Laundry Systems has ever built. The combination of increased capacity per square foot, fast throughput and energy savings results in greater profits for our customers.

In 2007, Alliance Laundry Systems received a patent on their design for oval perforations on tumbler dryers. The new perforations were designed to reduce clothing and machine damage by allowing foreign objects such as drywall screws to pass while maintaining air flow, strength and efficient drying performance.

In 2008, several new products were introduced including a 55 pound capacity tumbler that incorporates an axial airflow design which delivers high energy efficiency and shorter drying times. Also new were 50 Hertz versions of our 45 pound capacity stacked tumbler and expansion of the CARE® fire suppression system option to 25, 30 and 35 pound capacity on-premise laundry tumbler dryers.

In 2009, we introduced a new control platform to commercial tumblers and dryers. We also introduced new electrical system designs on the 50 through 170 pound tumblers to better streamline the manufacturing process and standardize the electrical systems throughout the entire tumbler line.

Standard Dryers. Standard dryers are small capacity dryers with the capability of processing up to 18 pounds of laundry per load. Standard dryers, including stacked dryers, are primarily sold under the Speed Queen, UniMac and Huebsch brands. Our standard dryer’s capacity, measuring 7.1 cubic feet, is among the largest in the industry.

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

Other Value-Added Services

Management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors. We believe our customers attach significant importance to these value-added services. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing, laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. We offer our customers a CD-ROM based parts look up program called SearchIt®, which is continually updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities, and provides a cost analysis for new or updated laundry facilities.

Our public websites provide information on all of our products and services, including equipment sizing and cost analysis tools, and include the ability to download product literature, installation and operating instructions, programming manuals, technical bulletins and warranty information. They also provide product selection assistance, education centers, an online consumer magazine, distributor locators, dealer locators, servicer locators, product comparison guides and energy and water consumption guides. In 2006 we launched new IPSO and Cissell domestic websites, and new international UniMac and Speed Queen websites were developed with 8 languages targeted at worldwide visitors.

We also have a password-protected website for our distributors and route operators. In 2004 we added an E-Business section to our website that allows authorized distributors and route operators to check the status of their equipment and parts orders online as well as parts inventory availability. In 2005 our technical communications department created product service training videos and online electronic control training for use by authorized distributors and route operators. In 2007 a new finance site was launched for our existing coin store finance customers allowing them to manage their accounts online.

In 2009, the Company launched ALSU - Alliance University. This online training provides courses that assist service technicians in diagnosing and repairing Alliance equipment. Training is only offered to our authorized distributors and route operators and is a first for the commercial laundry industry.

We believe our extensive services, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 150 distributors to laundromats; (ii) 250 distributors to on-premise laundries; (iii) 100 route operators serving multi-housing laundries; (iv) 200 international distributors served through our U.S. operations; and (v) more than 100 distributors served through our European Operations.

Our top ten customers accounted for approximately 23.5% of our 2009 net revenues. Our top ten customers have been customers for more than ten years. In 2009 Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and JLA Limited were our largest customers. Coinmach with its subsidiary, Super Laundry Equipment Corp., was our largest customer, accounting for 8.8% of our 2009 net revenues.

Sales and Marketing

Sales Force

Our global sales force of more than 50 professionals as of December 31, 2009 is structured to serve the specific needs of each of our customer groups. In addition, through a marketing staff of approximately 35 professionals as of December 31, 2009, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.5 million in 2009 and included a variety of forms, including internet websites, multi-media projects, print literature, direct mail and public relations activities. In addition, our representatives attended over 50 trade shows in 2009 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Off-Balance Sheet Equipment Financing

Through our special-purpose financing subsidiaries, we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include two to ten year loans with an average principal amount of approximately $80,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this program provides us with an additional source of recurring income.

The financing program is structured to help minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references; site analysis including demographics of the location and multiple year pro-forma cash flow projections), security in the form of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2009, and were approximately 1.3% for the year ended December 31, 2009. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 2 to the Financial Statements – “Significant Accounting Policies” and Note 4 to the Financial Statements – Equipment Financing and Sales of Notes Receivable.

Research and Development

As of December 31, 2009, our engineering organization is staffed with over 85 engineers, designers, and technicians who have developed numerous proprietary innovations that we utilize in select products. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. Our cumulative research and development spending exceeded $44.1 million for the five year period 2005 through 2009.

Competition

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three of our customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of AB Electrolux products), Whirlpool Corporation and The Dexter Company. In multi-housing, our principal competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the European stand-alone commercial laundry equipment industry, we have several large competitors. The largest manufacturer and marketer of stand-alone commercial laundry equipment in Europe is AB Electrolux. The other large European manufacturers and marketers of stand-alone commercial laundry equipment are Girbau, S.A. and Primus N.V.

Manufacturing

We operate manufacturing facilities located in Ripon, Wisconsin; Wevelgem, Belgium and Nazareth, Belgium with an aggregate footprint of more than 900,000 square feet. The facilities are organized to focus on specific product groups, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, large-chassis washer-extractors, frontload washers, small chassis dryers and tumbler dryers. Our Wevelgem and Nazareth plants produce primarily large-chassis washer-extractors and ironers. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate our equipment distribution center and service parts distribution center in Ripon, Wisconsin. A lease for production space in Ripon, Wisconsin was entered into in November, 2005, and with amendments, has been extended out to March 2021. In 2008, we leased warehouse space in Wevelgem, Belgium. This space is used for the distribution of washer-extractors and tumbler dryers produced in the United States and Belgium for European customers. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from six of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of our business in order to maintain our industry leading position. All of our Belgian manufacturing facilities, including Wevelgem and Nazareth, Belgium, are ISO 9001 certified. ISO 9001 is a set of standards dealing with quality management systems for quality assurance in design/development, production, installation and servicing that are published by the International Standardization Organization.

Intellectual Property and Licenses

We have 24 trademarks, certain of which are registered in the United States and a number of foreign jurisdictions as of December 2009. Our widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO, D’Hooge and Cissell are identified with and important to the sale of our products. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks. In 2006, we recorded a reduction in the value of the LSG customer agreement. For additional information regarding the LSG customer agreement, see the discussion under Note 8 to the Financial Statements – Goodwill and Other Intangibles.

We currently have 35 patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Controller for Bridging a Host Computer and Networked Laundry Machines” issued in 2008, the “Control System for Load Imbalance Detection and Extraction Speed Control” issued in 2009 and the “Laundry Dryer with Improved Air Flow Passage” issued in 2007.

Our business is not dependent to a material degree on copyrights or trade secrets although we consider the CustomerOne™, Quantam®, Galaxy®, Wash Alert™, CARE®, and SearchIt systems and our upgraded Micro-electronic Display Control™ to be developments that are important to our business. Other than licenses to commercially available third-party software, we do not believe our licenses to third-party intellectual property are significant to the business.

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

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. Consistent with our plans, the Company installed four additional wells in late 2008 and early 2009 within the general area of the first well. A work plan for the additional monitoring wells has been agreed to between Alliance Laundry and the Wisconsin Department of Natural Resources that will run at least through 2011. We currently expect to incur costs of less than $100,000 through 2011 related to these additional wells. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

Other Regulation

In addition to environmental regulation, our operations are also subject to other federal, state and local laws, including those relating to protection of public health and worker safety.

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have employment agreements in place with Thomas F. L’Esperance, Chief Executive Officer and Michael D. Schoeb, President and Chief Operating Officer. We have also entered into severance protection agreements in January of 2005 with several other members of our senior management team as discussed more fully in Item 11 “Executive Compensation-Severance Benefits.” We do not maintain life insurance policies with respect to key employees.

As of December 31, 2009, we had 1,488 employees 226 of which were associated with our European Operations. The United Steel Workers of America union represented 860 employees at our Wisconsin facilities. In addition, 226 employees at our Belgium facilities were represented by a works council and a union delegation as of December 31, 2009. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

On September 28, 2005, the United Steel Workers of America entered into an amendment (the “Amended Labor Agreement”) to their existing labor contract, dated March 1, 2004. The Amended Labor Agreement allowed changes to the tiered wage system, pension benefits and medical coverage for employees hired after January 1, 2006. The Amended Labor Agreement also extends the expiration of the contract from February 28, 2009 to February 28, 2013 contingent upon the Company maintaining a certain level of employment. Further, the Amended Labor Agreement contains changes to provisions that are customary for an agreement of this type, including, among others, those related to overtime and severance pay; pension and savings plans; and life, disability, medical and dental plan coverage. There have been no work stoppages at any of our Wisconsin facilities for more than 30 years.

We are a party to certain federal and sector collective bargaining agreements in Belgium which are mandatory and regulate items such as working hours, pay premiums, vacation, early retirement age and social fund contributions. These agreements are negotiated at a national, sector and local level, and can be unlimited in duration.

ITEM 1A.	RISK FACTORS

The business, prospects and value of the Company are subject to a number of risk factors, which are identified in this filing and have been identified by us in a number of our filings with the SEC.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the agreements governing our debt.

We are highly leveraged. As of December 31, 2009 we had $281.2 million of consolidated indebtedness, excluding unused commitments under our revolving credit facility and letters of credit. Our substantial indebtedness could have important consequences to noteholders and creditors. For example, it could:

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

Our credit facilities contain representations, warranties and covenants which if breached could lead to an event of default and could, thereby, accelerate payment of our debt. In addition, our ability to access borrowings under the revolving portion of our Senior Credit Facility is subject to our compliance with the covenants and other provisions of the facility, including a Consolidated Total Debt to Adjusted EBITDA ratio and an Adjusted EBITDA to Consolidated Cash Interest Expense test. Our ability to satisfy these financial ratios and tests can be affected by events beyond our control, including prevailing and future economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. For additional information about these financial ratios and tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If Adjusted EBITDA for the year ended December 31, 2009 was approximately $12.9 million lower, we would have violated these financial ratios and tests under our Senior Credit Facility. The financial and other restrictive covenants contained in our Senior Credit Facility could also generally limit our ability to engage in activities that may be in our long-term best interests, and our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness, our ability to fund our planned capital expenditures, our expansion into the U.S. consumer laundry market and our research and development efforts, will depend on our ability to generate cash and on future financial results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurances that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Senior Credit Facility or otherwise to enable us to pay our indebtedness, including the Senior Subordinated Notes, or to fund other liquidity needs. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If the lenders required immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

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

Continued adverse conditions in the financial markets and global economy could have a material adverse effect on our business.

The current global financial crisis, which began in 2007, has caused extreme weakness, volatility and disruption in the markets in which we operate. Such weakness, volatility and disruption is accompanied by, and to some extent the result of, increasing raw material costs, lack of available credit and fluctuating foreign currency exchange rates. Each of the foregoing, as well as the health of the U.S. and global economy, generally affects demand for our products. The decline in economic activity and conditions in the United States and the other markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations. There can be no assurances that government responses to disruptions in the financial markets or any other expected developments will alleviate the current economic situation in the foreseeable future.

The ongoing global financial crisis has tightened credit markets and lowered liquidity levels. Lower credit availability may increase borrowing costs for our customers and suppliers. In addition, some of our customers and suppliers may experience financial problems due to reduced access to credit and lower revenues. Financial duress may prompt some of our suppliers to seek to renegotiate supply terms with us, eliminate or reduce production of certain components we purchase or file for bankruptcy protection. In addition, some of our customers may be unable to obtain financing to purchase products or meet their payment obligations to us. In addition, the financial crisis could result in the insolvency of one or more of our customers. The occurrence of any or all of these events could have a material adverse effect on our business, financial condition and results of operations.

Our net revenues depend on a limited number of significant customers.

Our top ten equipment customers accounted for approximately 23.5% of our 2009 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 8.8% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from one or more of our significant customers, as a result of the global financial crisis or otherwise, could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to fund our financing programs to end-customers could result in the loss of sales and adversely affect our operations.

We offer an extensive financing program to end-customers, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, from us. Typical terms include two to ten year loans with an average principal amount of approximately

$80,000. We provide these financing programs through our asset backed facility, which is a one year $330.0 million revolving facility entered into by Alliance Laundry Equipment Receivables Trust 2009-A, a trust formed by Alliance Laundry Equipment Receivables 2009 LLC, our special purpose bankruptcy remote subsidiary, and backed by equipment loans and trade receivables originated by us. The trust is utilized to finance both equipment loans and trade receivables. If certain limits in the size of the asset backed facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through our off-balance sheet bankruptcy remote subsidiary could limit our ability to provide our end-customers with financing, which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding our financing subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

Beginning in June 2010 we could be unable to utilize our off-balance sheet asset backed facility. An inability to refinance or replace this facility could have an adverse impact on our business.

As discussed further in Note 4 – Equipment Financing and Sales of Notes Receivables, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Through June 25, 2010, the revolving period of the New Asset Backed Facility (the “Revolving Period”), Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years.

The asset-backed securitization market has deteriorated along with other capital and credit markets since the current global financial crisis began in 2007. Should market conditions deteriorate further, fail to improve or our financial position deteriorates, we may be unable to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2011, or June 2010 if the Revolving Period is not extended, could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA, liquidity and leverage. Losses on sales of notes receivable and other net finance program income in 2009 of approximately $7.0 million are included in Equipment financing, net revenue line of the Consolidated Statements of Income. As of December 31, 2009, the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $42.1 million and $230.9 million, respectively. If we are unable to refinance or replace the facility prior to June 2011, or June 2010 if the Revolving Period is not extended, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet. In either case, our liquidity could be materially and adversely affected.

Price fluctuations or shortages of raw materials and the possible loss of suppliers could adversely affect our operations.

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. Market prices of some of our key raw materials and components have fluctuated significantly with steep commodity price increases in 2007 and early 2008 followed by declining prices for some of those materials. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operations. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or natural disasters, may impair our ability to satisfy our customers and could adversely affect our financial performance.

We operate in a competitive market.

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of AB Electrolux products), Whirlpool Corporation and The Dexter Company. In multi-housing, our key competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. Within the European stand-alone commercial laundry equipment industry, we have several large competitors which include AB Electrolux, Girbau, S.A. and Primus N.V. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on our business, financial condition and results of operations. Certain of our principal competitors have greater financial resources and/or are less leveraged than us and may be better able to withstand market conditions within the commercial laundry equipment industry. There can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

These existing laws and regulations, along with anticipated energy efficiency and water usage laws and corresponding standards, may create short-term market conditions which are economically disadvantageous to us and may have a material adverse effect on our business, financial condition and results of operations.

We increasingly manufacture and sell our products outside of the United States, which may present additional risks to our business.

For the year ended December 31, 2009 approximately 29.9% of our net revenue was attributable to products sold outside of the United States and Canada compared with 15.9% for the year-ended December 31, 2005, the year prior to the CLD Acquisition. Expanding international sales is part of our growth strategy. In addition to export sales to foreign countries, we have several manufacturing facilities and sales offices located in Europe. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate of various foreign jurisdictions could have a material adverse effect on our business, financial condition and results of operations.

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

We actively strive to hedge these foreign currency transaction risks, but cannot provide assurance that we will be successful in doing so. The exchange rates between the Euro and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

We are dependent on key personnel.

We are dependent on the continued services and performance of our senior management team and certain other key employees, including Thomas L’Esperance, our CEO. Mr. L’Esperance’s employment agreement with us automatically renews for one-year periods, beginning on May 4 of each year, unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. The loss of any key employee could have a material adverse effect on our business, financial condition and results of operations because of their experience and knowledge of our business and customer relationships. We do not maintain life insurance policies with respect to key employees.

Adverse relations with employees could harm our business.

As of December 31, 2009, approximately 860 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. In addition, our European employees belong to Belgium trade unions. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved March 1, 2004. A contract amendment in September 2005 extended the expiration of this agreement from February 28, 2009 to February 28, 2013 contingent upon the Company maintaining a certain level of employment. However, there can be no assurance that we can successfully maintain such employment levels at our Wisconsin facilities or successfully negotiate new agreements or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Significant differences between actual results and estimates of the amount of future obligations under our pension plans could adversely affect our financial results.

We maintain defined benefit pension plans that cover most of our U.S. employees, which impose on us certain payment obligations toward the funding of the plans. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. A continuation of the current adverse conditions in the credit and capital markets could result in actual rates of return and growth rates being materially lower than projected. This could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, financial condition and results of operations.

The controlling equityholder of our parent company could exercise its influence over us to the detriment of other securityholders.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 90.0% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the Senior Credit Facility and the indenture governing the Senior Subordinated Notes (the “Notes Indenture”) will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the Board of Directors of our ultimate parent company, ALH. It is not clear under either the laws of the state of Delaware or applicable federal bankruptcy law what, if any, duties the Board of Directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the Board of Directors of ALH could make determinations under the Senior Credit Facility and the Notes Indenture that are not in the best interest of our debt holders, creditors and other shareholders.

The nature of our business exposes us to potential liability for environmental claims and we could be adversely affected by environmental, health and safety requirements.

We are subject to comprehensive and frequently changing federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants and gases, discharges of waste and storm water and the disposal of hazardous wastes. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or stricter interpretation of existing laws could require additional expenditures by us, some of which could have a material adverse effect on our business, financial condition and results of operations.

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

Certain environmental investigatory and remedial work is underway at our Ripon, Wisconsin manufacturing facility. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005 the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. The first ground well has been monitored in accordance with a work plan set up between Alliance Laundry and the Wisconsin Department of Natural Resources. Consistent with our plans, the Company installed four additional wells in late 2008 and early 2009 within the general area of the first well. A work plan for the additional monitoring wells has been agreed to between Alliance Laundry and the Wisconsin Department of Natural Resources that will run at least through 2011. We currently expect to incur costs of less than $100,000 through 2011 related to these additional wells. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility.

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

We are exposed to potential product liability risks that arise from the sales of our products. In addition to direct expenditures for damages, settlements and defense costs, there is a possibility of adverse publicity as a result of product liability claims. We cannot be sure that our existing insurance or any additional insurance will provide adequate coverage against potential liabilities and any such liabilities could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and, in some cases, materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months up to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our business, financial condition and results of operations.

We may encounter certain risks when implementing our business strategy to expand into the U.S. consumer laundry market or grow our international business.

We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. The continued execution of our strategy to expand in the U.S. consumer laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. In addition, we continue to focus on growing our international business. Any failure to continue to successfully execute either of these strategies could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

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

Changes in accounting standards may adversely affect us.

Our financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. The potential impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, financial condition and results of operations.

Interest rate fluctuations could have an adverse effect on our revenues and financial results.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our fixed rate debt, including the notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations including obligations outstanding under our credit facility and retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” for an additional discussion of such market risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table provides certain information regarding our significant facilities as of December 31, 2009:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers, dryers and tumbler dryers	572,900	Owned
Ripon, WI	Manufacture washer-extractors	149,000	Leased [1]
Wevelgem, Belgium	Manufacture washer-extractors	131,053	Owned
Nazareth, Belgium	Manufacture larger washer-extractors and ironers	57,900	Leased [2]

	Subtotal	910,853

Regional Distribution Centers
Ripon, WI	Washers, washer-extractors, dryers and tumbler dryers	147,500	Owned
Ripon, WI	Service parts	81,895	Owned
Wevelgem, Belgium	Washers, washer-extractors, dryers and tumbler dryers	24,000	Leased [3]

	Subtotal	253,395

Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	56,976	Owned
Ripon, WI	Sales and administration	8,724	Leased [1]
Barcelona, Spain	Sales office and distribution center	10,000	Leased [4]
Oslo, Norway	Sales office	1,900	Leased [5]

	Subtotal	143,300

	Total	1,307,548

1)	The initial lease term for this facility was seven years and two months beginning on January 1, 2006. The lease was amended in December 2007 to add 8,724 square feet of additional office space beginning January 1, 2008. A second amendment to the lease, dated January 20, 2010, extended the lease an additional five years beyond the initial lease term and has an option to extend for an additional three years.
2)	The lease term for this manufacturing facility is nine years beginning on October 1, 2004.
3)	The lease term for this distribution center expires December 31, 2014, with an option to extend for three years.
4)	The lease term for this sales office and distribution center expires April 30, 2011, with an option to extend for five years.
5)	The lease term for this sales office expires December 31, 2010, with an option to extend for five years.

ITEM 3.	LEGAL PROCEEDINGS

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

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to a Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. There are no pending court dates in 2010. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD acquisition agreements.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the common equity of each of Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Alliance Laundry Corporation as of March 8, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended December 31, 2009, 2008, 2007, and 2006 as well as the period January 28 through December 31, 2005 (Successor) and the period January 1 through January 27, 2005 (Predecessor).

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Successor	Successor	Predecessor
			(dollars in thousands)
Statements of income (loss) data:
Net revenues:
Equipment and service parts	$400,220	$451,039	$435,229	$359,755	$287,705	$20,303
Equipment financing, net	(7,000)	9,302	8,079	6,313	8,940	380

Net revenues	393,220	460,341	443,308	366,068	296,645	20,683
Cost of sales	290,426	341,743	332,592	282,279	225,706	15,585

Gross profit	102,794	118,598	110,716	83,789	70,939	5,098

Selling, general and administrative expenses	53,238	63,339	59,965	50,995	38,632	3,829
Securitization, impairment and other (income) costs, net	6,148	2,609	(750)	7,150	10,009	—
Transaction costs associated with sale of business	—	—	—	—	—	18,790

Total operating expenses	59,386	65,948	59,215	58,145	48,641	22,619

Operating income (loss)	43,408	52,650	51,501	25,644	22,298	(17,521)

Interest expense	21,741	30,658	34,747	31,177	24,117	995
Loss from early extinguishment of debt	—	—	—	—	—	9,867
Other expenses, net	—	—	—	417	—	—

Income (loss) before income taxes	21,667	21,992	16,754	(5,950)	(1,819)	(28,383)
Provision (benefit) for income taxes	5,079	6,470	6,885	(2,540)	(1,158)	9

Net income (loss)	$16,588	$15,522	$9,869	$(3,410)	$(661)	$(28,392)

Cash flow data:
Net cash provided by (used in) operating activities	$17,302	$41,470	$31,735	$22,906	$6,628	$(6,619)
Net cash (used in) investing activities	(4,290)	(9,246)	(7,127)	(87,037)	(4,225)	(188)
Net cash provided by (used in) financing activities	(2,547)	(27,799)	(25,188)	69,985	(1,922)	(70)

Other data:
Capital expenditures	$4,790	$8,762	$8,338	$6,150	$4,229	$188
Ratio of earnings to fixed charges(1)	2.0	1.7	1.5	—	—	—

	December 31,					January 27, 2005
	2009	2008	2007	2006	2005
	Successor	Successor	Successor	Successor	Successor	Predecessor
			(dollars in thousands)
Balance sheet data:
Total current assets	$134,777	$123,334	$115,770	$124,306	$68,080	$64,260
Total current liabilities	67,776	79,332	65,475	65,463	34,366	48,372
Working capital(2)	67,001	44,002	50,295	58,843	33,714	15,888
Total assets	572,173	565,781	560,287	574,322	463,459	184,016
Long-term debt and capital lease obligations (including current portion)	281,248	310,728	341,788	376,115	326,336	269,559
Long-term debt obligations(3)	312,444	341,147	354,175	392,994	335,260	282,777

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2006 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2006 would have been $5.9 million. In 2005 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $1.8 million. In 2005 the Predecessor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $28.4 million. The ratio of earnings to fixed charges is not shown for the combined period as the information would not be meaningful.
(2)	Working capital represents total current assets less total current liabilities.
(3)	Long-term obligations includes long-term debt, current portion of long-term debt, other long-term liabilities and the Predecessor mandatorily redeemable preferred units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch, IPSO, D’Hooge and Cissell, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds as well as presses and finishing equipment. Our commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons.

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. Economic conditions historically have had limited effect on the frequency of use, and therefore the useful life of laundry equipment. As a result, the industry’s revenues have been relatively stable over time. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have experienced stable revenues even during past economic slowdowns.

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2009, net revenues from the sale of laundry equipment, service parts and equipment financing to United States and Canada customers were approximately $275.7 million, which comprised 70% of our total net revenues. In 2009, net revenues from the sale of laundry equipment, service parts and equipment financing to European customers were approximately $53.4 million, which comprised 14% of our total net revenues. We also sell laundry equipment and service parts to Latin America, Asia and the Middle East and Africa, and net revenues from sales to customers in those segments were approximately $64.1 million, in total, which comprised 16% of our total net revenues in 2009.

We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America and Europe will continue to drive demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America and Western Europe. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving toward equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

During 2009, similar to many other industries both in the U.S. and abroad, our industry faced significant macroeconomic challenges, including the instability in the financial markets that began in 2007. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products and led to volatile material costs, fluctuating foreign currency exchange rates, liquidity strain on our suppliers, decreased availability of financing for our customers and reduced new construction of laundry facilities in certain countries. We expect these conditions to continue in the near term.

We are subject to a number of challenges that may adversely affect our business. These challenges are discussed above under Item 1A “Risk Factors” and below under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

Recent Developments

As discussed in more detail in Note 4 to the Financial Statements – Equipment Financing and Sales of Notes Receivable and under the caption -Off Balance Sheet Arrangements in the Liquidity and Capital Resources section, on June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Administrative fees of approximately $6.3 million associated with the establishment of the New Asset Backed Facility are reflected in the “Securitization, impairment and other costs, net” line of the Consolidated Statements of Income.

Given our significant market share in North America and our growth strategy for other regions of the world, we reorganized our business into segments representing geographic regions as of the first quarter of 2009. This reorganization included a realignment of our sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, the Company now operates through the following operating segments: United States and Canada, Europe, Asia, Latin America and the Middle East & Africa. We have restated certain financial information for the years ended December 31, 2008 and 2007 to reflect the reorganization of our operating segments to provide a consistent basis for period-to-period comparisons of our results.

During the fourth quarter of 2008, we implemented a plan to control salary expenses as a result of continued deterioration in the global economy. This plan included the reduction of approximately 60 associates and resulted in a charge of $1.0 million for severance costs and related benefits. This charge is included in the “Securitization, impairment and other costs, net” line of the Consolidated Statements of Income.

On September 15, 2008 (“Bankruptcy Date”), Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had various business relationships with several subsidiaries of Lehman as of the Bankruptcy Date. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, was the administrative agent for the credit agreement, dated as of January 27, 2005 (“Credit Agreement”). During the first quarter of 2009, we replaced Lehman Commercial Paper Inc. as administrative agent with Bank of America, N.A. on substantially the same terms that Alliance had with Lehman.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. When required, management considers the perspective of market participants in accordance with current accounting guidance. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

Financing Program Revenue. As discussed in Note 4 to the Financial Statements – Equipment Financing and Sales of Notes Receivable and Note 5 – Sales of Accounts Receivable, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. We earn a servicing fee, based on the average outstanding balance. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur. We recognize interest income on retained beneficial interests in accordance with current accounting guidance. We also recognize interest income on beneficial interests retained in the period the interest is earned. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income. We retain the servicing rights and receive a servicing fee for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. Servicing revenue, interest income on retained beneficial interests and gains on the sale of notes receivable are included in Equipment financing, net revenue line of our Consolidated Statements of Income.

Sales of Accounts Receivable and Notes Receivable. According to current accounting guidance in effect at December 31, 2009 a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We sell all of our trade receivable and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the requirements for sale treatment. Accordingly, we remove these receivables from our balance sheet at the time of transfer.

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

Inventories. Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to future manufacturing schedules, customer demand, possible alternate uses and ultimate realization value of potentially excess inventory.

Notes Receivable. Notes receivable reflect equipment loans that we expect to sell shortly after the balance sheet date, and non-performing and other loans not eligible for sale to our existing securitization facility. Notes receivable are stated at the principal amount outstanding, net of the allowance for credit losses. Interest income is accrued as earned on outstanding balances. Recognition of income is suspended when we determine that collection of future income is not probable (after 90 days past due). Fees earned and incremental direct costs incurred upon origination of equipment loans are not significant.

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

Goodwill and Intangible Assets. In accordance with current accounting guidance, goodwill is not amortized. However, goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the required analysis and have concluded that no impairment of recorded goodwill exists at December 31, 2009.

Additionally, intangible assets not subject to amortization (indefinite-lived intangible assets) are tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. These assets are tested for impairment separately from goodwill. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life as the Company expects to continue to use these assets for the foreseeable future. There are no limitations of a legal, regulatory or contractual nature that limits the period of time for which the Company can use these assets, the Company has the right to continue to use these assets and can continue to do so with limited cost to the Company. The effects of obsolescence, demand, competition and other economic factors are not expected to impact the indefinite life assumptions.

The method used to determine the fair value of the trademarks and tradenames is based on a management prepared analysis. This analysis used the relief from royalty method to value the trademarks which incorporated projected sales related to the trademarks and tradenames. We have completed the required analysis and have concluded that no impairment of trademarks and tradenames exists at December 31, 2009.

Employee Pensions. We have a defined benefit pension plan covering the majority of our U.S. employees. Our long term funding policy is to accumulate gradually plan assets equal to our projected benefit obligations. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2009 we made voluntary contributions to our pension plans of $2.1 million compared with $1.8 million in 2008. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the under funded status of the plans and affect the level of pension expense and required contributions in 2010 and beyond.

While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. The following table summarizes the sensitivity of our December 31, 2009 retirement obligations and 2009 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Change in assumption	Estimated increase (decrease) in 2010 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2009	Estimated increase (decrease) in Other Postemployment Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2009
	(dollars in thousands)
1.00% increase in discount rate	$(458)	$(5,961)	$—	$(219)
1.00% decrease in discount rate	461	6,659	—	240
1.00% increase in long-term return on assets	(368)	—	n/a	n/a
1.00% decrease in long-term return on assets	368	—	n/a	n/a
1.00% increase in medical trend rates	n/a	n/a	31	237
1.00% decrease in medical trend rates	n/a	n/a	(26)	(208)

These sensitivities and assumptions may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 14, “Pensions and Other Employee Benefits,” in the notes to the Consolidated Financial Statements.

As of December 31, 2009, the Alliance Laundry Systems Pension Plan was underfunded by $15.8 million due in part to a negative 22.4% return on plan assets during 2008. In order to avoid limitations on benefit payments in 2010, we plan on funding approximately $3.0 million in 2010 for the Alliance Laundry Systems Pension Plan. In addition, during the third quarter of 2009, the Company finalized an agreement to purchase an annuity that funded the pension benefits for the former employees of the Company’s Louisville, Kentucky manufacturing facility which was closed in 2006. The purchase price of the annuity was $9.7 million and resulted in a gain of approximately $0.7 million that is recognized in the “Securitization, impairment and other costs, net” line of the Consolidated Statements of Income. The gain represents the difference between the previously accrued liability plus the balance of plan assets on the annuity purchase date less the annuity purchase price.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table provides our historical net revenues for the periods indicated:

	Year Ended
	December 31, 2009	December 31, 2008 (restated)	December 31, 2007 (restated)
	(dollars in millions)
Net revenues:
United States and Canada	$275.7	$319.6	$308.9
Europe	53.4	68.4	69.7
Latin America	11.6	18.1	15.7
Asia	32.0	27.9	27.8
Middle East & Africa	20.5	26.3	21.2

	$393.2	$460.3	$443.3

Net Revenues. Net revenues for the year ended December 31, 2009 decreased $67.1 million, or 14.6%, to $393.2 million from $460.3 million for the year ended December 31, 2008. Excluding the impact of an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of the New Asset Backed Facility recorded in the second quarter of 2009, sales decreased $53.5 million or 11.6% as compared to the full year ended December 31, 2008. The net revenues decrease of $67.1 million was attributable to decreases in United States and Canada revenues of $43.9 million, Europe revenues of $15.0 million, Latin America revenues of $6.5 million and Middle East & Africa revenues of $5.8 million. These decreases were partially offset by an increase in Asia revenues of $4.1 million. The decrease in United States and Canada revenues was due primarily to decreased revenues from laundromats and on-premise laundries, as well as $16.3 million of lower earnings from our off-balance sheet equipment financing program, which includes the unfavorable $13.6 million non-cash mark-to-market adjustment. The decrease in Europe revenues was most significant in Eastern Europe, due to a continuing lack of credit availability to customers. The decrease in Latin America revenues reflects a continuing lack of credit availability to customers as well as lower sales due to the strength of the U.S. dollar as compared to local currencies. The decrease in Middle East & Africa revenues is the result of a general downturn in economic conditions. The increase in Asia revenues is the result of recent improvements in distribution networks. Lower total Company revenues for the year include price increases of approximately $4.1 million, offset by a decrease of $51.1 million of sales volume and sales mix and $3.8 million related to exchange rates. The price increases occurred primarily in the United States and Canada. The unfavorable exchange rate impacts occurred primarily in Europe. Our off-balance sheet equipment financing program earnings were lower due to adjustments of beneficial interests to their respective fair market values.

	Year Ended
	December 31, 2009	December 31, 2008 (restated)	December 31, 2007 (restated)
	(dollars in millions)
Gross profit:
United States and Canada	$70.0	$80.3	$71.7
Europe	15.0	18.4	19.4
Latin America	3.6	5.4	5.4
Asia	9.7	8.5	8.7
Middle East & Africa	4.5	6.0	5.5

	$102.8	$118.6	$110.7

Gross Profit. Gross profit for the year ended December 31, 2009 decreased $15.8 million, or 13.3%, to $102.8 million from $118.6 million for the year ended December 31, 2008. This decrease was primarily attributable to $16.3 million of lower earnings from our off-balance sheet equipment financing program as well as lower sales volume impacts of $18.1 million and $1.4 million related to exchange rates. These decreases were partially offset by approximately $14.1 million of lower raw material and net product distribution costs, approximately $4.1 million of price increases and $1.4 million of reduced warranty related costs. United States and Canada gross profit decreased $10.3 million as a result of lower sales volume and mix and due to the $16.3 million of lower net earnings from our off-balance sheet equipment financing program. These decreases were partly offset by price increases and by lower raw material and distribution costs. Europe gross profit decreased $3.4 million as a result of lower sales volume and mix and exchange rates. These decreases were partly offset by lower raw material and distribution costs. Latin America gross profit decreased $1.8 million primarily as a result of lower sales volume and mix. Middle East and Africa gross profit decreased $1.5 million as a result of a higher mix of lower margin products. The above decreases were partially offset by a $1.2 million increase in gross profit in Asia that resulted from higher sales volume and mix, as well as lower raw material and distribution costs. Gross profit as a percentage of net revenues was 26.1% for the year ended December 31, 2009 compared to 25.8% for the year ended December 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2009 decreased $10.1 million, or 15.9%, to $53.2 million from $63.3 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was primarily due to $1.4 million of lower non-cash incentive compensation related to the Company’s stock option program, $4.2 million of lower engineering expenses, $3.4 million of lower sales expenses and $1.1 million of lower administrative expenses. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.5% for the year ended December 31, 2009 from 13.8% for the year ended December 31, 2008.

Securitization and Other Costs (income), net. Securitization and other costs (income), net for the year ended December 31, 2009 increased $3.5 million, with expense of $6.1 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively. The 2009 expense is comprised primarily of administrative fees totaling approximately $6.3 million incurred in conjunction with the establishment of the New Asset Back Facility. The 2008 expense was comprised of $1.3 million related to the Cissell Pension Plan, $1.0 million of manpower related restructuring costs and $0.3 million of securitization costs. Securitization and other costs (income), net as a percentage of net revenues increased to 1.6% for the year ended December 31, 2009 as compared to 0.6% for the year ended December 31, 2008.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2009 decreased $9.3 million to $43.4 million from $52.7 million for the year ended December 31, 2008. Operating income as a percentage of net revenues decreased to 11.0% for the year ended December 31, 2009 from 11.4% for the year ended December 31, 2008.

Interest Expense. Interest expense for the year ended December 31, 2009 decreased $9.0 million, or 29.1%, to $21.7 million from $30.7 million for the year ended December 31, 2008. The decrease was due primarily to a favorable non-cash impact of $5.4 million to reflect adjustments in the fair values of interest rate swap agreements and lower term loan interest of $3.3 million due to prepayments made during the year.

Income Tax Provision. The provision for income taxes for the year ended December 31, 2009 was $5.1 million as compared to $6.5 million for the year ended December 31, 2008. The effective income tax rate was 23.4% for the year ended December 31, 2009 as compared to 29.4% for the year ended December 31, 2008. The lower effective income tax rate for 2009 as compared to 2008 is primarily the result of a decrease in U.S. tax on foreign earnings and a lower valuation allowance provided for in the current year for state tax credits and net operating losses now expected to be utilized over the next eight years.

Net Income. As a result of the aforementioned factors, our net income for the year ended December 31, 2009 was $16.6 million as compared to $15.5 million for the year ended December 31, 2008. Net income as a percentage of net revenues was 4.2% for the year ended December 31, 2009 as compared to 3.4% for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues. Net revenues for the year ended December 31, 2008 increased $17.0 million, or 3.8%, to $460.3 million from $443.3 million for the year ended December 31, 2007. This increase was attributable to increases in United States and Canada revenues of $10.7 million, Middle East & Africa revenues of $5.1 million, Latin America revenues of $2.4 million and Asia revenues of $0.1 million. These increases were partially offset by a decrease in Europe revenues of $1.3 million. The increase in United States and Canada revenues was due primarily to higher revenue from consumer laundry, multi-housing laundries, private label accounts and on-premise laundry and includes $1.2 million of higher earnings from our off-balance sheet equipment financing program. The increase in Middle East & Africa revenues is the result of a strong sales environment for commercial as well as consumer laundry equipment. The increase in Latin America revenues reflects improvements in our distribution network as well as a strong sales environment for commercial laundry equipment. The increase in Asia revenues reflects improvements in our distribution network. The decrease in Europe revenues was the result of a more competitive sales environment. The higher total Company revenues for the year include price increase of approximately $14.5 million and an increase of $3.8 million related to exchange rates. Our off-balance sheet equipment financing program earnings were higher due to adjustments of beneficial interests to their respective fair market values. The fair market value adjustments were primarily due to lower LIBOR rates and lower average loan prepayments.

Gross Profit. Gross profit for the year ended December 31, 2008 increased $7.9 million, or 7.1%, to $118.6 million from $110.7 million for the year ended December 31, 2007. This increase was primarily attributable to approximately $14.5 million of price increases, $1.5 million related to exchange rates, $1.7 million of labor related cost improvements and $1.2 million of higher earnings from our off-balance sheet equipment financing program. These increases in gross profit were partially offset by lower sales volume impacts of $5.1 million and approximately $5.9 million of higher raw material and net product distribution costs. United States and Canada gross profit increased $8.6 million as a result of price increases and due to the $1.2 million of higher net earnings from our off-balance sheet equipment financing program. These increases were partly offset by higher raw material and distribution costs. Latin America gross profit was flat primarily due to higher sales volume and mix offset by higher material and net distribution costs. Middle East and Africa gross profit increased $0.5 million as a result of higher sales volumes, but were comprised of a higher mix of lower margin products. Europe gross profit decreased $1.0 million as a result of lower sales volume and mix, as well as higher raw material and net product distribution costs. These decreases were partly offset by favorable exchange rates. Asia gross profit decreased $0.2 million as a result of a higher mix of lower margin products. Gross profit as a percentage of net revenues increased to 25.8% for the year ended December 31, 2008 as compared to 25.0% for the year ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2008 increased $3.3 million, or 5.6%, to $63.3 million from $60.0 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to $1.9 million of higher management bonus costs, $1.1 million of higher non-cash incentive compensation related to the Company’s stock option program, $1.0 million of higher losses on foreign exchange translation, $0.9 million of higher selling and marketing costs and $0.7 million in higher legal and advisory costs, which were partly offset by $1.2 million of lower losses on the sale of trade receivables. Additionally, selling, general and administrative costs in 2007 included $1.4 million of investigatory and audit costs related to the restatement of the financial statements, with no comparable expense in 2008. Selling, general and administrative expenses as a percentage of net revenues increased to 13.8% for the year ended December 31, 2008 from 13.5% for the year ended December 31, 2007.

Securitization and Other (Income) Costs. Securitization and other (income) costs for the year ended December 31, 2008 increased $3.4 million, with expense of $2.6 million for the year ended December 31, 2008 as compared to income of $0.8 million for the year ended December 31, 2007. The 2008 expense was comprised of $1.3 million related to the Cissell Pension Plan, $1.0 million of manpower related restructuring costs and $0.3 million of securitization costs. The income in 2007 was comprised of a $1.6 million non-cash pension curtailment credit, partially offset by $0.8 million related to Marianna, Florida facility closure costs. Securitization and other (income) costs as a percentage of net revenues increased to a positive 0.6% for the year ended December 31, 2008 from a negative 0.2% for the year ended December 31, 2007.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2008 increased $1.2 million to $52.7 million from $51.5 million for the year ended December 31, 2007. Operating income as a percentage of net revenues decreased to 11.4% for the year ended December 31, 2008 from 11.7% for the year ended December 31, 2007.

Interest Expense. Interest expense for the year ended December 31, 2008 decreased $4.0 million, or 11.8%, to $30.7 million from $34.7 million for the year ended December 31, 2007 due to lower debt principal balances outstanding as a result of prepayments made during 2008. This decrease includes approximately $4.4 million of lower costs related to the term loan offset by $0.4 million of lower interest revenue on invested cash.

Income Tax Provision. The provision for income taxes for the year ended December 31, 2008 was $6.5 million as compared to $6.9 million for the year ended December 31, 2007. The effective income tax rate was 29.4% for the year ended December 31, 2008 as compared to 41.1% for the year ended December 31, 2007. The lower effective income tax rate for 2008 as compared to 2007 is primarily the result of a decrease in U.S. tax on foreign earnings and a lower valuation allowance provided for in the current year for state tax credits and net operating losses not expected to be utilized.

Net Income. As a result of the aforementioned factors, our net income for the year ended December 31, 2008 was $15.5 million as compared to $9.9 million for the year ended December 31, 2007. Net income as a percentage of net revenues was 3.4% for the year ended December 31, 2008 as compared to a 2.2% for the year ended December 31, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million revolving credit facility under our Senior Credit Facility (the “Revolving Credit Facility”). Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2010 will not exceed $11.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

At December 31, 2009 we had outstanding debt of $131.0 million under the Senior Credit Facility and $149.7 million of Senior Subordinated Notes.

The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $29.0 million of voluntary prepayments made in 2009 are as follows:

Amount Due
Year	(Dollars in millions)
2010	$0.8
2011	$1.4
2012	$129.3
2013	$150.0
2014	$0.0
Thereafter	$0.0

Assuming no further deterioration in the financial markets, economic growth, our ability to replace or renew the New Asset Backed Facility (see further discussion within Off-Balance Sheet Arrangements below), and our business generally and based on currently available information, we believe that for 2010 and 2011, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes. Our Revolving Credit Facility expires January 26, 2011 and our Senior Credit Facility expires on January 26, 2012. We intend to refinance when acceptable and reasonable terms are available to us.

Senior Credit Facility. The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($131.0 million at December 31, 2009) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At December 31, 2009 there were no borrowings under our Revolving Credit Facility. At December 31, 2009 letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.7 million. At December 31, 2009 we had $19.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $19.3 million at December 31, 2009 in additional indebtedness under the Revolving Credit Facility. We were in compliance with all debt covenants as of December 31, 2009.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Amount Due
Year	(Dollars in millions)
2010	$0.3
2011	$1.4
2012	$129.3
2013	$0.0
2014	$0.0

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

The Senior Credit Facility requires mandatory prepayments for certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011. The Company has not made any required prepayments.

EBITDA and Adjusted EBITDA. One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents Net income before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. As of December 31, 2009 the Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.50 to 1.00. As of December 31, 2009 our Consolidated Total Debt to Adjusted EBITDA ratio was 3.55 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 3.66 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to further deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents Net income before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended December 31, 2009.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Total
	(dollars in thousands)
EBITDA	$13,286	$4,032	$20,500	$21,180	$58,998
Finance program adjustments (a)	(301)	13,949	487	943	15,078
Other non-recurring charges (b)	304	6,371	(472)	(120)	6,083
Other non-cash charges (c)	225	(1,828)	(935)	731	(1,807)

Adjusted EBITDA	$13,514	$22,524	$19,580	$22,734	$78,352

					December 31, 2009
Revolving Credit Facility					$—
Senior Credit Facility					131,000
Senior Subordinated Notes					149,711
Other long-term debt and capital lease obligations					537
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$278,248

Consolidated Total Debt to Adjusted EBITDA					3.55

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Total
	(dollars in thousands)
Interest expense	$5,883	$5,598	$5,576	$4,684	$21,741
Non-cash interest	129	21	332	515	997
Cash interest on letters of credit and waiver fees	(263)	(277)	(402)	(402)	(1,344)
Interest income	(11)	(8)	31	—	12

Consolidated Cash Interest Expense	$5,738	$5,334	$5,537	$4,797	$21,406

Adjusted EBITDA to Consolidated Cash Interest Expense					3.66

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues and cash basis revenues. In addition, we recognize mark-to-market adjustments for our retained beneficial interests in financial assets which are considered finance program adjustments in the Credit Agreement.
(b)	Other non-recurring charges consist of $(0.4) million related to the Louisville, Kentucky pension plan termination, $(0.1) million of cost adjustments associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008, $0.3 million of legal fees related to the Lehman bankruptcy and $6.3 million of expenses incurred to replace our asset backed lending facility. These costs are included in the Securitization and other costs, net line of our Consolidated Statements of Income.

(c)	Other non-cash charges are comprised of $2.2 million of non-cash mark-to-market gains relating to nickel and foreign exchange hedge agreements, which is included in the Cost of sales line of our Consolidated Statements of Income, $0.4 million of expense related to management incentive stock options, which is included in the Selling, general and administrative expenses line of our Consolidated Statements of Income.
(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements

Equipment Financing and Sale of Notes and Trade Receivable. The Company maintains an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 12.8% for fixed rate notes. The Company sells its trade receivables and eligible notes receivables to third parties through a special-purpose bankruptcy remote entity designed to meet sale treatment under GAAP. Accordingly, the Company derecognizes these receivables from its balance sheet at the time of sale.

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust (a qualified special purpose entity), Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Old Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Old Asset Backed Facility and through June 27, 2009, Alliance Laundry was permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn transferred them to the trust. The trust financed the acquisition of the trade receivables and equipment loans through borrowings under the Old Asset Backed Facility in the form of funding notes, which were limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables was limited to a maximum of $60.0 million, while funding for equipment loans was limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans was subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type.

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust (a qualified special purpose entity), Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Through June 25, 2010, the revolving period of the New Asset Backed Facility (the “Revolving Period”), Alliance Laundry is required, from time to time, to sell its trade receivables and is permitted, from time to time, to sell certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the New Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the New Asset Backed

Facility have the right to extend the termination date of the Revolving Period to June 25, 2011. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2009, the balance of variable funding notes due to lenders under the New Asset Backed Facility for equipment loans and trade receivables was $230.9 million and $42.1 million, respectively. For the twelve months ended December 31, 2009, we incurred fees of $6.3 million in conjunction with the establishment of the New Asset Backed Facility. These fees are included in the Securitization, impairment and other costs, net line of the Consolidated Statements of Income.

Additional advances under the New Asset Backed Facility are subject to certain continuing conditions, including but not limited to: (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes issued under the New Asset Backed Facility will commence amortization, and borrowings under the New Asset Backed Facility will cease prior to the end of the Revolving Period, or June 25, 2011 if the Revolving Period is extended, upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the New Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is mitigated by credit enhancement, provided by us in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the New Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized over the remaining terms of the trade receivables and equipment loans sold.

Under the New Asset Backed Facility, interest payments on the variable funding notes are paid monthly, at an interest rate equal to the noteholders’ applicable commercial paper rate plus a margin of 250 basis points for trade receivables and 300 basis points for equipment loans. If an event of default occurs, the otherwise applicable interest rate will be increased by an amount equal to 200 basis points per annum. Prior to a rapid amortization event or event of default, the lenders under the New Asset Backed Facility will also earn an unused facility fee of 0.75% of the unfunded portion of each lender’s commitment amount.

Upon sale of the equipment notes and trade receivables to the special-purpose subsidiary, we retain rights, in a subordinated capacity, to the residual portion of cash flows, including interest earned, from the trade receivables and equipment notes sold, and the present value of estimated proceeds from a cash reserve account. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain or loss on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income.

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

In connection with the establishment of the New Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the Old Asset Backed Facility to the New Asset Backed Facility. Due to the decreases in the advance rate from 95% to 85% for equipment loans and from 60-70% to 55-65% for trade receivables, the Company made a cash payment to the trust of approximately $31.2 million upon establishment of the New Asset Backed Facility. This amount initially increased the Company’s retained beneficial interest, prior to any fair value adjustments. In addition, as discussed above, under the New Asset Backed Facility, interest payments on the variable funding notes are paid monthly, at an interest rate equal to the noteholders’ applicable commercial paper rate plus a margin of 300 basis points for equipment loans and 250 basis points for trade receivables as compared to 1-month LIBOR plus a margin of 1.1% (including the cost of insurance) for both equipment loans and trade receivables under the Old Asset Backed Facility, representing a 240 basis point and 190 basis point increase, respectively, in the cost of funds for borrowings under the New Asset Backed Facility established in the current year.

As indicated above, the Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. In determining the fair value of its retained interests at June 30, 2009, the Company reduced the estimated fair value of its retained interests by $13.6 million. Approximately $8.4 million of this mark-to-market adjustment related to the increase in the cost of funds for borrowings under the New Asset Backed Facility as the increase reduced the residual future cash flows to the Company. The remaining $5.2 million primarily related to a fair value adjustment surrounding the decreases in the advance rates. The combination of the cash payment made by the Company due to the decrease in advance rates and the unfavorable mark-to-market adjustment discussed above, and a $3.2 million favorable adjustment to beneficial retained interest over the first six-months of fiscal 2009, which represents normal activity plus mark-to-market activity, resulted in an increase of approximately $20.8 million to the retained beneficial interest for equipment notes and trade receivables at December 31, 2009 as compared to December 31, 2008. Other key economic assumptions used in valuing the retained interests at December 31, 2009 were as follows:

Average prepayment speed (per annum):	20.0%
Expected credit losses (per annum):	1.0%
Residual cash flows discounted at:	12.5%

This mark-to-market adjustment is reflected in the Equipment financing, net line of the Consolidated Statements of Income.

At December 31, 2009, our retained beneficial interests in trade accounts receivable sold to ALER 2009 was $26.4 million and our estimated fair value of retained beneficial interests in notes sold was $46.8 million. For a further discussion of our off-balance sheet arrangements, including the New Asset Backed Facility, reference should be made to Notes 4 and 5 to the consolidated financial statements.

In June 2009, the FASB issued an accounting standard relating to the consolidation of variable interest entities and an accounting standard relating to the accounting for transfers of financial assets. The accounting guidance for variable interest entities eliminates the scope exception for qualified special purpose entities (“QSPEs”) as the accounting guidance for transfers of financial assets eliminated the concept of QSPEs. In addition, the accounting guidance relating to the transfers of financial assets requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. In addition to eliminating the concept of QSPEs, this guidance changes the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. We adopted the new accounting guidance on January 1, 2010.

In evaluating the above accounting standards, the Company first evaluated if the trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, the Company has concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust’s economic performance. Rather, the servicer, through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

•

The Company holds variable interests in the trust, primarily through the retained beneficial interests and credit enhancements. These interests provide the Company with the obligation to absorb losses and receive benefits that could be potentially significant to the trust. The risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by the credit enhancements, which is provided by the Company in the form of cash reserves, letters of credit and over-collateralization.

Based on the above, the Company has concluded that it is the primary beneficiary of the trust as (1) it has the power to direct the activities of the trust that most significantly impact the trust’s economic performance and (2) it has the obligation or right to absorb losses or receive benefits that could potentially be significant to the trust. As a result, the Company will be required to consolidate the trust in accordance with its adoption of the new variable interest entity guidance on January 1, 2010. As such, the adoption of this new standard will be reflected in the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2010.

Under the new variable interest entity accounting guidance, the Company will initially measure the assets, liabilities, and non-controlling interests of the trust at their carrying amounts. Carrying amounts refer to the amounts at which the assets, liabilities, and non-controlling interests would have been carried at in the consolidated financial statements if this guidance had been effective when the Company first met the conditions of being the primary beneficiary. The Company is in the process of determining the financial statement impacts of consolidating the trust, which has assets of approximately $332.8 million and third party notes payable of $273.0 million at December 31, 2009. The impact of consolidating the carrying values of the assets and liabilities of the trust will be recorded as a cumulative effect adjustment to retained earnings. After the adoption of the new accounting guidance, the Company’s future transfers of equipment notes and trade receivables to the trust will no longer be recognized in the consolidated financial statements. Accordingly, no gains/losses upon sale will be recognized. The consolidation of the trust will not have a significant impact on the Company’s compliance with its debt covenants as the existing covenant calculations exclude the effects of the New Asset Backed Facility.

As indicated above, provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the New Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011 upon a request by ALERT 2009A and will inform ALERT 2009A at least thirty (30) days prior to the termination date whether such date is extended. The Company believes based on currently available information, that the Revolving Period will be extended. An inability to extend the Revolving Period or replace this facility could have a material adverse effect on business, financial condition and results of operations, including the Company’s revenues, EBITDA, liquidity and leverage.

The indenture governing the New Asset Backed Facility (the “`Indenture”) provides that upon a written demand by the required noteholders, as defined in the Indenture (the “Required Noteholders”), after the occurrence of a rapid amortization event (including, among others, the occurrence of a shortfall in the applicable borrowing base (an amount calculated based on the value of the equipment loans or trade receivables, the value of the credit enhancements and certain other credit characteristics of the collateral) that remains unremedied for three or more business days; a draw on the reserve account; termination of or a drawing on the letters of credit providing credit enhancement for the benefit of the notes (unless the proceeds are deposited in the reserve account); failure to maintain certain financial and other ratios; or the occurrence of an event of default or a servicer default) the notes will amortize and borrowings under the notes will cease. Upon written demand by the Required Noteholders after the occurrence of a servicer default (including, among others, a failure to deposit amounts required to be deposited by the servicer, failure of the servicer or ALER 2009 to observe certain covenants, including financial covenants, which failure has a material adverse effect on the Required Noteholders or lenders under the New Asset Backed Facility, voluntary or involuntary bankruptcy of the servicer, a material adverse change in the financial condition or business of the servicer, occurrence of a cross default for indebtedness in excess of $5.0 million or failure of the equipment loans and trade receivables to meet certain performance metrics), the servicer may be replaced. The Indenture also includes usual and customary events of default for facilities of this nature (with customary grace periods and options for curing, as applicable). The Indenture provides that upon written demand by the Required Noteholders after the occurrence of an event of default (including, among others, default in the payment of principal, interest or the premium to the surety provider when due or a draw on the Policy) the Notes may be accelerated and/or the collateral sold.

Pursuant to the terms of the New Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the New Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the New Asset Backed Facility at December 31, 2009 was $34.0 million.

Losses on sales of notes receivable and other net finance program income in 2009 of approximately $7.0 million are included in Equipment financing, net revenue line of the Consolidated Statements of Income. For a further discussion of our off-balance sheet arrangements, including the New Asset Backed Facility, reference should be made to Notes 4 and 5 to the consolidated financial statements.

Senior Subordinated Notes. As part of the Financing Transactions, we offered and sold $150.0 million of Senior Subordinated Notes and received net proceeds of approximately $149.3 million. The Indenture governing the Senior Subordinated Notes (“The Notes indenture”), among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. The occurrence of an event of default under the Notes Indenture covenants could result in an acceleration of the principal amount of the Senior Subordinated Notes of approximately $150.0 million, plus any other amounts due under the Notes Indenture.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt obligations and purchase and lease commitments as of December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
	(dollars in thousands)
Long-term debt and capitalized lease obligations(1)(2)	$281,537	$835	$130,702	$150,000	$—
Projected interest on long-term debt(2)	50,240	17,165	32,012	1,063	—
Operating leases	2,700	843	1,413	444	—
Purchase commitments(3)	22,126	22,126	—	—	—
Defined benefit pension plan(4)	15,779	3,000	—	—	12,779
Other long-term obligations(5)	3,152	272	623	459	1,798

Total contractual cash obligations	$375,534	$44,241	$164,750	$151,966	$14,577

(1)	Long-term debt includes the Senior Credit Facility, Senior Subordinated Notes, Wisconsin Community Development Block Grant promissory notes and capitalized lease obligations.

(2)	$131.0 million of our outstanding debt at December 31, 2009 is subject to floating interest rates. Interest payments are projected based on rates in effect on December 31, 2009 assuming no variable rate fluctuations going forward. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	We expect to contribute $3.0 million into our defined benefit pension plan during 2010. Since the timing and amount of payments for our defined benefit pension plan are not certain for years 2 through 5 such potential payments are not shown in this table.
(5)	Other long-term obligations consist of estimated future benefit payments for our postretirement health care plans and deferred warranty revenue of $2.8 million and $0.4 million, respectively. The following long-term liabilities included on the Consolidated Balance Sheets are not included in the table above: income taxes, deferred revenue and stock compensation accruals. We are unable to reliably estimate the timing of payments for these items. Our total liability for income taxes and stock compensation as of December 31, 2009 was $9.1 million and $3.3 million, respectively.

Additionally, at December 31, 2009, we had outstanding letters of credit of $35.7 million. We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 13 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 18 to our consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(dollars in thousands)
Net cash provided by operating activities	$17,302	$41,470	$31,735
Net cash used by investing activities	(4,290)	(9,246)	(7,127)
Net cash used by financing activities	(2,547)	(27,799)	(25,188)
Impact of exchange rate	(164)	(705)	(47)

Net increase (decrease) in cash and cash equivalents	$10,301	$3,720	$(627)

Cash provided by operating activities for the year ended December 31, 2009 of $17.3 million was derived from earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2009 of $46.8 million increased $16.1 million as compared to the balance of $30.7 million at December 31, 2008, which was primarily attributable to a decrease in the advance rate in the New Asset Backed Facility. The working capital investment in inventories at December 31, 2009 of $47.1 million decreased $12.7 million as compared to the balance of $59.8 million at December 31, 2008, which was primarily attributable to lower raw material costs. The working capital investment in accounts receivable at December 31, 2009 of $21.3 million increased $7.5 million as compared to the balance of $13.8 million at December 31, 2008, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary ALER 2009.

Cash provided by operating activities for the year ended December 31, 2008 of $41.5 million was derived from earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2008 of $30.7 million increased $8.8 million as compared to the balance of $21.9 million at December 31, 2007, which was primarily attributable to an increase in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2008 of $59.8 million increased $2.2 million as compared to the balance of $57.6 million at December 31, 2007, which was primarily attributable to higher raw material costs. The working capital investment in accounts payable at December 31, 2008 of $34.0 million increased $7.9 million as compared to the balance of $26.1 million at December 31, 2007. The working capital investment in accounts receivable at December 31, 2008 of $13.8 million increased $0.4 million as compared to the balance of $13.4 million at December 31, 2007, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary ALER 2005, the predecessor to ALER 2009.

Our cash used in investing activities for the year ended December 31, 2009 and December 31, 2008 was $4.3 million and $9.2 million, respectively. Net cash used in both periods was primarily the result of expenditures on capital equipment. Capital spending in 2009 was principally attributable to manufacturing equipment replacements, equipment upgrades and cost improvement projects. Capital spending in 2008 was principally oriented towards manufacturing process improvements and product redesign equipment purchases.

Our cash used in financing activities for the year ended December 31, 2009 and December 31, 2008 was $2.5 million and $27.8 million, respectively. Net cash used in both periods was primarily the result of $29.0 million of voluntary prepayments made on outstanding debt. In 2009, prepayments of debt were partially offset by Member Contributions (as defined below) totaling $27.0 million.

Capital Expenditures. Our capital expenditures for the year ended December 31, 2009 and December 31, 2008 were $4.8 million and $8.8 million, respectively. Capital spending in 2009 and 2008 was principally oriented toward product enhancements, capacity and manufacturing process improvements. Capital expenditures are expected to increase in 2010 to address certain capacity constraints related to our sales growth, to support manufacturing process improvements, new product development and an investment in a new enterprise resource planning (ERP) system.

Equity Issuance. On December 28, 2007 ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. On July 25, 2008, 11,700 stock options were exercised by a member of our executive management. Total consideration from the exercise of the options was $1.7 million. ALH contributed the proceeds of the stock transactions to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On March 26, 2009 Alliance Finance LLC (parent company of Alliance Holdings), as borrower, and our majority owner OTPP, as lender, entered into a $15.0 million PIK Note. The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC (the “March Contributions”) and were used to reduce the outstanding debt of our Senior Credit Facility. This contribution was recorded as an increase to member(s)’ equity.

On June 25, 2009, Alliance Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC (together with the March Contributions, the “Member Contributions”). The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary, Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s New Asset Backed Facility. See Note 4 to the Financial Statements – Equipment Financing and Sales of Notes Receivable for additional discussion of the New Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC. This contribution was recorded as an increase to member(s)’ equity.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard on fair value measurements that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The standard also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued updated fair value accounting guidance which delayed the effective date of the original accounting guidance for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of the fair value accounting guidance related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining fair value provisions on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 10 – Fair Value Measurements for additional information.

In December 2007, the FASB issued an accounting standard relating to business combinations that establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled and acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted the accounting guidance related to business combinations on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard relating to the accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Further, the standard also provides accounting guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The Company adopted the provisions of this standard on January 1, 2009. The disclosures required by this standard are included in Note 9 – Derivatives.

In April 2008, the FASB issued new regulations on determining the useful life of intangible assets. The regulations amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. These regulations are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, the regulations shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, the regulations shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the regulations on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about pension and postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The disclosures required by this standard are included in Note 14 – Pensions and Other Employee Benefits.

In April 2009, the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. The disclosures required by the guidance are included in Note 10 – Fair Value Measurements.

In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the previously issued other-than-temporary impairment accounting guidance in U.S. generally accepted accounting principles for debt securities to make the accounting guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend previously issued recognition and measurement accounting guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

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

In June 2009, the FASB issued an accounting standard relating to the consolidation of variable interest entities and an accounting standard relating to the accounting for transfers of financial assets. The accounting guidance for variable interest entities eliminates the scope exception for qualified special purpose entities (“QSPEs”) as the accounting guidance for transfers of financial assets eliminated the concept of QSPEs. In addition, the accounting guidance relating to the transfers of financial assets requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. In addition to eliminating the concept of QSPEs, this guidance changes the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. We adopted the new accounting guidance on January 1, 2010.

In evaluating the above accounting standards, the Company first evaluated if the trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, the Company has concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust’s economic performance. Rather, the servicer, through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

•

The Company holds variable interests in the trust, primarily through the retained beneficial interests and credit enhancements. These interests provide the Company with the obligation to absorb losses and receive benefits that could be potentially significant to the trust as the risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by the credit enhancements, which is provided by the Company in the form of cash reserves, letters of credit and over-collateralization.

Based on the above, the Company has concluded that it is the primary beneficiary of the trust as (1) it has the power to direct the activities of the trust that most significantly impact the trust’s economic performance and (2) it has the obligation/right to absorb losses/receive benefits that could potentially be significant to the trust. As a result, the Company will be required to consolidate the trust in accordance with its adoption of the new variable interest entity guidance on January 1, 2010, beginning with the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2010.

In August 2009, the FASB issued an accounting standard that updated previously issued standards on fair value measurement and disclosure. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in previously issued accounting standards. This standard became effective for our annual financial statements on December 31, 2009. The disclosures required by this standard are included in Note 10 – Fair Value Measurements.

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

The fair value of our Senior Subordinated Notes was approximately $150.0 million based upon prevailing prices in recent market transactions as of December 31, 2009. We estimate that this fair value would increase/decrease by approximately $3.7 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2009.

Under the terms of our Senior Credit Facility, we are required to provide interest rate protection; in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $131.0 million at December 31, 2009, $110.0 million of which was covered by an interest rate swap agreement that expired December 31, 2009. Beginning January 1, 2010, the Senior Credit Facility interest rate is variable. An assumed 10% increase/decrease in the variable portion of the interest rate of 2.78% in effect at December 31, 2009 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

On January 4, 2008, we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on December 31, 2009, we paid a fixed rate of 3.96%, and received or paid quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2009 was $3.5 million. Due to maturity on December 31, 2009 there was no fair value of this interest rate swap agreement at December 31, 2009.

On July 21, 2006, we entered into a $13.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matured on March 4, 2009, we paid a fixed rate of 5.65%, and received or paid quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2009 was $0.1 million. Due to maturity on March 4, 2009 there was no fair value of this interest rate swap agreement at December 31, 2009.

An assumed 10% increase/decrease in interest rates under our special-purpose entity at December 31, 2009 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2009 of $46.8 million by approximately $0.3 million.

Foreign Currency Risk. We have manufacturing, sales and distribution facilities in Belgium and sales and distribution facilities in Norway and Spain; and we make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales from our U.S. operations are denominated in U.S. dollars, as a result of the CLD Acquisition in July 2006, we are exposed to transactional and translational foreign exchange risk related to our European Operations. In 2009 our net revenues from our European Operations were approximately $74.6 million, which represented 19% of our total net revenues.

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions under current accounting guidance. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At December 31, 2009, we were managing $2.7 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at December 31, 2009 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year end. The resulting translation adjustments are recorded in accumulated other comprehensive income as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive income at December 31, 2009 is a $5.8 million gain. The net amount invested in foreign operations at December 31, 2009 was approximately $51.3 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We are a purchaser of certain commodities, including steel and stainless steel. In addition, we are a purchaser of raw materials and components containing various commodities, including nickel, zinc, aluminum and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions under current accounting guidance. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At December 31, 2009, we were managing $2.4 million of nickel hedge contracts and $0.2 million of copper hedge contracts which are not designated as accounting hedges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity. Unless the context otherwise requires, references to “United States and Canada,” “Europe,” “Latin America,” “Asia” and “Middle East & Africa” are to each of our reporting segments, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” and Note 17 – Segment Information in our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, member(s)’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 8, 2010

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$24,615	$14,314
Accounts receivable (net of allowance for doubtful accounts of $1,400 and $1,067 at December 31, 2009 and 2008, respectively)	21,323	13,775
Inventories, net	47,085	59,810
Retained beneficial interests in securitized accounts receivable	26,367	28,168
Deferred income tax asset, net	11,373	4,730
Prepaid expenses, restricted cash and other assets	4,014	2,537

Total current assets	134,777	123,334

Notes receivable, net	2,730	4,666
Property, plant and equipment, net	62,532	69,099
Goodwill	183,310	182,464
Retained beneficial interests in securitized financial assets	46,793	30,740
Deferred income tax asset, net	—	7,713
Debt issuance costs, net	4,353	6,202
Intangible assets, net	137,678	141,563

Total assets	$572,173	$565,781

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$835	$576
Revolving credit facility	—	—
Accounts payable	34,351	33,973
Other current liabilities	32,590	44,783

Total current liabilities	67,776	79,332

Long-term debt and capital lease obligations	280,413	310,152
Deferred income tax liability, net	9,057	5,485
Other long-term liabilities	22,139	24,934

Total liabilities	379,385	419,903
Commitments and contingencies (see Note 18)
Member(s)’ equity	192,788	145,878

Total liabilities and member(s)’ equity	$572,173	$565,781

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenues:
Equipment and service parts	$400,220	$451,039	$435,229
Equipment financing, net	(7,000)	9,302	8,079

Net revenues	393,220	460,341	443,308
Cost of sales	290,426	341,743	332,592

Gross profit	102,794	118,598	110,716

Selling, general and administrative expenses	53,238	63,339	59,965
Securitization and other costs (income), net	6,148	2,609	(750)

Total operating expenses	59,386	65,948	59,215

Operating income	43,408	52,650	51,501

Interest expense	21,741	30,658	34,747

Income before taxes	21,667	21,992	16,754
Provision for income taxes	5,079	6,470	6,885

Net income	$16,588	$15,522	$9,869

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

		Accumulated Other Comprehensive Income
	Member(s)’ Equity	Pension Liability and Other Benefits	Foreign Currency Translation Adjustments	Total Member(s)’ Equity
Balances at December 31, 2006	$114,616	$(25)	$1,800	$116,391
Net income	9,869	—	—	9,869
Foreign currency translation adjustment, net	—	—	5,706	5,706
Change in pension liability and other benefits, net	—	25	—	25

Total comprehensive income				15,600
Issuance of common stock	9,385	—	—	9,385
Adoption of FAS 158, net	—	(138)	—	(138)

Balances at December 31, 2007	133,870	(138)	7,506	141,238
Net income	15,522	—	—	15,522
Foreign currency translation adjustment, net	—	—	(3,113)	(3,113)
Change in pension liability and other benefits, net	—	(11,075)	—	(11,075)

Total comprehensive income				1,334
Member contributions	3,306	—	—	3,306

Balances at December 31, 2008	152,698	(11,213)	4,393	145,878
Net income	16,588	—	—	16,588
Foreign currency translation adjustment, net	—	—	1,451	1,451
Change in pension liability and other benefits, net	—	1,832	—	1,832

Total comprehensive income				19,871
Member contributions	27,039	—	—	27,039

Balances at December 31, 2009	$196,325	$(9,381)	$5,844	$192,788

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$16,588	$15,522	$9,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,439	18,607	19,218
Non-cash interest expense (income)	(2,843)	2,503	1,555
Non-cash (gain) loss on commodity & foreign exchange contracts, net	(2,237)	910	752
Non-cash executive unit compensation	365	1,770	631
Deferred income taxes	3,695	3,629	3,541
Non-cash income from loan forgiveness	(52)	(262)	—
Non-cash charge for pension plan accrual	(483)	1,271	—
Other, net	—	251	111
Changes in assets and liabilities:
Accounts and notes receivable	(5,209)	(1,775)	11,814
Inventories	13,068	(2,918)	(4,764)
Retained beneficial interest	(14,252)	(7,967)	(4,245)
Other assets	(1,445)	(144)	1,207
Accounts payable	128	8,380	(2,455)
Other liabilities	(7,460)	1,693	(5,499)

Net cash provided by operating activities	17,302	41,470	31,735

Cash flows from investing activities:
Capital expenditures	(4,790)	(8,762)	(8,338)
Restricted cash	500	(500)	—
Proceeds on disposition of assets	—	16	1,211

Net cash used by investing activities	(4,290)	(9,246)	(7,127)

Cash flows from financing activities:
Principal payments on long-term debt	(29,000)	(30,000)	(34,000)
Change in other long-term debt, net	(586)	(605)	(573)
Member contributions	27,039	2,806	9,385

Net cash used by financing activities	(2,547)	(27,799)	(25,188)

Effect of exchange rate changes on cash and cash equivalents	(164)	(705)	(47)

Increase (decrease) in cash and cash equivalents	10,301	3,720	(627)
Cash and cash equivalents at beginning of period	14,314	10,594	11,221

Cash and cash equivalents at end of period	$24,615	$14,314	$10,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,926	$26,907	$30,069
Cash paid for income taxes	$1,974	$1,508	$2,441

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation

Description of Business

We design, manufacture, and service a full line of commercial laundry equipment for sale in the U.S. and international markets. We also manufacture consumer washing machines for sale to domestic and international customers. We produce products in the U.S. at two manufacturing plants located in Ripon, Wisconsin. We also produce products at two manufacturing plants located in Belgium. Additionally, we provide equipment financing to laundromat operators and other end-users in the U.S.

On January 27, 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”) and members of our management indirectly acquired 100% of the outstanding equity interests in Alliance Holdings through ALH, an entity formed by Teachers’ Private Capital, the private equity arm of OTPP.

We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.” As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of December 31, 2009 approximately 90.0% of the capital stock of ALH was owned by OTPP. Approximately 9.6% of the capital stock of ALH was owned by our current management.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned or controlled subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company accounts for its 50.0% voting interest in IPSO-Rent NV under the equity method. Each of the joint venture partners of IPSO-Rent NV has identical voting, participating and protective rights and responsibilities and as such, the Company does not have voting interest control. All significant intercompany transactions have been eliminated. Gains and losses from the translation of substantially all foreign currency financial statements are recorded in the accumulated other comprehensive income account within member(s)’ equity. The Company sold their 50% interest in IPSO-Rent Deutschland GmbH on December 15, 2008. The result of the transaction was immaterial.

Note 2 - Significant Accounting Policies

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

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Cash and Cash Equivalents

All highly liquid debt instruments with an initial maturity of three months or less at the date of purchase are considered cash equivalents.

Revenue Recognition

Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

Financing Program Revenue

As discussed below, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with current accounting guidance. We recognize interest income on retained beneficial interests in the period the interest is earned in accordance with current accounting guidance. We retain the servicing rights and receive a servicing fee, based on the average outstanding balance, for the trade receivables and equipment loans sold. Since the servicing fee adequately compensates us for the retained servicing rights, we do not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold. Servicing revenue, interest income on retained beneficial interests and gains on the sale of notes receivable are included within the Equipment financing, net line of the Consolidated Statements of Income.

Sales of Notes Receivable and Accounts Receivable (See Notes 4 and 5)

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

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded within Equipment financing, net in the Consolidated Statements of Income.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Inventories

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods and spare parts for obsolescence. Inventory in excess of our estimated usage requirements is recorded at its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

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

The determination of the allowance for credit losses is based on an analysis of the related notes and reflects an amount which, in our judgment, is adequate to provide for probable credit losses. Notes deemed to be uncollectible are charged off and deducted from the allowance. The allowance is increased for recoveries and decreased by charges to income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Long-lived assets, principally property, plant and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Goodwill and Intangible Assets

In accordance with current accounting guidance, goodwill is not amortized. However, goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit is compared to the carrying value of the reporting unit, including goodwill. The Company’s reporting units are the same as its operating segments. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The fair value of the Company’s reporting units is determined based on a third party valuation using a discounted cash flow model.

The Company’s tradenames and trademarks have been deemed to have an indefinite life as the Company expects to continue to use these assets for the foreseeable future. There are no limitations of a legal, regulatory or contractual nature that limits the period of time for which the Company can use these assets. The Company has the right to continue to use these assets and can continue to do so with limited cost to the Company. The effects of obsolescence, demand, competition and other economic factors are not expected to impact the indefinite life assumptions. Intangible assets not subject to amortization (indefinite-lived intangible assets) are tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The fair value of the tradenames and trademarks is determined based on a third party valuation using the relief-from-royalty method.

Income Taxes

Subsequent to the Alliance Acquisition, the income tax provision (benefit) is computed based on the pretax income (loss) included in the Consolidated Statements of Income. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, operating loss and capital loss carry forwards, and income tax credits will be realized. We record a valuation allowance to reduce our net deferred income tax assets if, based on our assessment of future taxable income, it is more likely than not that we will not be able to use these tax benefits. If our estimate of future taxable income changes at any time in the future, we may have to adjust the valuation allowance; recording such an adjustment could have a material adverse effect on our Consolidated Statements of Income.

Deferred income taxes are provided on the unremitted earnings of foreign subsidiaries that are not part of a consolidated tax return unless such earnings are deemed to be indefinitely reinvested. The Company plans to have its foreign subsidiaries pay dividends to the U.S. and has, therefore, provided deferred taxes on the unremitted earnings.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty. The reserves for extended warranties are included in the table in Note 13 – Guarantees.

Advertising Expenses

We expense advertising costs as incurred. Advertising expenses were approximately $3.5 million, $3.5 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Shipping and Handling Fees and Costs

Shipping and handling fees and costs are reflected in net revenues and cost of sales as appropriate.

Sales Incentive Costs

All sales incentive costs including cash discounts, customer promotional allowances and volume rebates are reflected as a reduction of net revenues.

Debt Issuance Costs

As a result of the Alliance Acquisition in 2005, we capitalized as debt issuance costs the fees associated with the Senior Credit Agreement and the Senior Subordinated Notes, totaling $13.2 million. As a result of the CLD Acquisition, we capitalized additional debt issuance costs in 2006 totaling $1.3 million. Accumulated amortization related to these debt issuance costs was $10.0 million, $8.2 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currencies

We translate the results of operations of our foreign entities using average exchange rates during each period while balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of member(s)’ equity. Transaction gains and losses are recorded in earnings and were not significant for any of the periods presented.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $7.7 million, $11.3 million and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The fair value of our Senior Subordinated Notes and Senior Credit Facility at December 31, 2009 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Current accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with the guidance, fair value measurements are classified under the following hierarchy:

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

Derivative Financial Instruments

Current accounting guidance requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

We recognized a gain reflecting changes in the fair value of interest rate swaps of $2.9 million for the year ended December 31, 2009 and losses of $2.4 million and $1.5 million for the years ended December 31, 2008 and December 31, 2007, respectively.

We recognized a gain reflecting changes in the fair value of commodity hedges of $2.5 million for the year ended December 31, 2009 and losses of $0.9 million and $1.0 million for the years ended December 31, 2008 and December 31, 2007, respectively.

We recognized a loss reflecting changes in the fair value of foreign currency hedges of $0.2 million for the year ended December 31, 2009 and gains of $0.5 million and $0.3 million for the years ended December 31, 2008 and December 31, 2007, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The Company periodically enters into short-term gas supply contracts for its facilities. The Company concluded that these contracts met the normal purchases and sales exception of current accounting guidance, and therefore does not record the fair value of these instruments in the financial statements.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained beneficial interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to certain international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 8.8%, 9.2% and 8.8% of net revenues in 2009, 2008 and 2007, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard on fair value measurements that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The standard also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued updated fair value accounting guidance which delayed the effective date of the original accounting guidance for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected a partial deferral of the fair value accounting guidance related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted the remaining fair value provisions on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 10 – Fair Value Measurements for additional information.

In December 2007, the FASB issued an accounting standard relating to business combinations that establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

accounting guidance also requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled and acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The Company adopted the accounting guidance related to business combinations on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued an accounting standard relating to the accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Further, the standard also provides accounting guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued accounting guidance requiring enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The Company adopted the provisions of this standard on January 1, 2009. The disclosures required by this standard are included in Note 9 – Derivatives.

In April 2008, the FASB issued new regulations on determining the useful life of intangible assets. The regulations amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced disclosures about the renewal or extension of the arrangements underlying intangible assets. These regulations are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. With respect to the consideration of factors affecting renewals or extensions, the regulations shall be applied prospectively to intangible assets acquired after the effective date. With respect to the disclosure requirements, the regulations shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the regulations on January 1, 2009. Such adoption did not have a material impact on its consolidated financial position and results of operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about pension and postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The disclosures required by this standard are included in Note 14 – Pensions and Other Employee Benefits.

In April 2009, the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. The disclosures required by the guidance are included in Note 10 – Fair Value Measurements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the previously issued other-than-temporary impairment accounting guidance in U.S. generally accepted accounting principles for debt securities to make the accounting guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend previously issued recognition and measurement accounting guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance on June 30, 2009. Such adoption did not have a material impact on our consolidated financial position and results of operations.

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

In June 2009, the FASB issued an accounting standard relating to the consolidation of variable interest entities and an accounting standard relating to the accounting for transfers of financial assets. The accounting guidance for variable interest entities eliminates the scope exception for qualified special purpose entities (“QSPEs”) as the accounting guidance for transfers of financial assets eliminated the concept of QSPEs. In addition, the accounting guidance relating to the transfers of financial assets requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. In addition to eliminating the concept of QSPEs, this guidance changes the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. We adopted the new accounting guidance on January 1, 2010.

In evaluating the above accounting standards, the Company first evaluated if the trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, the Company has concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust’s economic performance. Rather, the servicer, through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

•

The Company holds variable interests in the trust, primarily through the retained beneficial interests and credit enhancements. These interests provide the Company with the obligation to absorb losses and receive benefits that could be potentially significant to the trust as the risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by the credit enhancements, which is provided by the Company in the form of cash reserves, letters of credit and over-collateralization.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Based on the above, the Company has concluded that it is the primary beneficiary of the trust as (1) it has the power to direct the activities of the trust that most significantly impact the trust’s economic performance and (2) it has the obligation/right to absorb losses/receive benefits that could potentially be significant to the trust. As a result, the Company will be required to consolidate the trust in accordance with its adoption of the new variable interest entity guidance on January 1, 2010, beginning with the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2010.

In August 2009, the FASB issued an accounting standard that updated previously issued standards on fair value measurement and disclosure. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in previously issued accounting standards. This standard became effective for our annual financial statements on December 31, 2009. The disclosures required by this standard are included in Note 10 – Fair Value Measurements.

Reclassifications

In 2009, we separately disclosed principal payments on long-term debt from changes in other long-term debt, net within the net cash used by financing activities section of the Consolidated Statements of Cash Flows and made conforming changes to the presentation in prior years. This change did not have an impact on cash used by financing activities for any of the periods presented. In 2009, we also disclosed the components of inventory on a gross basis in Note 6 – Inventories and made the conforming changes to the 2008 presentation. This change did not have an impact on inventory reported in the Consolidated Balance Sheets. In 2009, we separately disclosed changes in the retained beneficial interests from changes in other assets within the net cash used by operating activities section of the Consolidated Statements of Cash Flows and made conforming changes to the presentation in prior years. This change did not have an impact on cash used by financing activities for any of the periods presented.

Note 3 – Restructuring

In connection with the CLD Acquisition on July 14, 2006, the Company acquired the Cissell Pension Plan, the plan that covers the former Louisville, Kentucky employees of CLD (closed in 2006). Since the date of acquisition, it was the Company’s intention to terminate and settle the Cissell Pension Plan. As such, since the date of acquisition, the Company recorded a reserve related to the termination and settlement of the Cissell Pension Plan.

During fiscal 2008, the Company evaluated the remaining costs associated with the Cissell Pension Plan and recorded approximately $1.2 million of additional expense. On July 22, 2009, the Company purchased an annuity that will fund the pension benefits of the Cissell Pension Plan. The purchase price of the annuity was $9.7 million and resulted in a gain of approximately $0.7 million, which was offset by approximately $0.2 million of additional administrative expenses. The gain represents the difference between the previously accrued liability and the fair value of plan assets as of July 22, 2009 less the annuity purchase price. As a result of purchasing the annuity to fund the pension, the Company has no ongoing liability to this group of former employees.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The following is a summary of expenses incurred and the related liabilities as of the dates indicated. Additions and adjustments are shown in the Securitization and other costs (income), net line of the Consolidated Statements of Income.

	Balance at December 31, 2007	Additions	Utilized Cash	Balance at December 31, 2008	Utilized Cash	Adjustments	Balance at December 31, 2009
One-time termination benefits	$1,639	$1,219	$(69)	$2,789	$(2,306)	$(483)	$—
Other labor related costs	127	47	(174)	—	—	—	—

	$1,766	$1,266	$(243)	$2,789	$(2,306)	$(483)	$—

In addition to the above, during the fourth quarter of 2008, the Company implemented a plan to control salary expenses as a result of a continued deterioration in the global economy. This plan included the reduction of approximately 60 associates and resulted in a charge of $1.0 million for severance costs and related benefits. This charge was also included in the Securitization and other costs (income), net line of the Consolidated Statement of Income in fiscal 2008.

Note 4 – Equipment Financing and Sales of Notes Receivable

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 12.8% for fixed rate notes. The average interest rate for all notes at December 31, 2009 approximates 7.84% with terms ranging from two to ten years. All notes allow the holder to prepay outstanding principal amounts without penalty and are therefore subject to prepayment risk.

Funding Facilities

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust (a qualified special purpose entity), Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Old Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Old Asset Backed Facility and through June 27, 2009, Alliance Laundry was permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn sold them to the trust. The trust financed the acquisition of the trade receivables and equipment loans through borrowings under the Old Asset Backed Facility in the form of funding notes, which were limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables was limited to a maximum of $60.0 million, while funding for equipment loans was limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans was subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type.

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust (a qualified special purpose entity), Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. Through June 25, 2010, the revolving period of

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

the New Asset Backed Facility (the “Revolving Period”), Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the New Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the New Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2009, the balance of variable funding notes due to lenders under the New Asset Backed Facility for equipment loans and trade receivables was $230.9 million and $42.1 million, respectively. For the twelve months ended December 31, 2009, we incurred fees of $6.3 million in conjunction with the establishment of the New Asset Backed Facility. These fees are included in the “Securitization, impairment and other costs, net” line of the Consolidated Statements of Income.

Additional advances under the New Asset Backed Facility are subject to certain continuing conditions, including but not limited to: (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes issued under the New Asset Backed Facility will commence amortization and borrowings under the New Asset Backed Facility will cease prior to the end of the Revolving Period, or June 25, 2011 if the Revolving Period is extended, upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the New Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is mitigated by credit enhancement provided by us in the form of cash reserves, letters of credit and over-collateralization. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the New Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not record a servicing asset or liability. The servicing fee is recognized over the remaining terms of the trade receivables and equipment loans sold.

Under the New Asset Backed Facility, interest payments on the variable funding notes are paid monthly, at an interest rate equal to the noteholders’ applicable commercial paper rate plus a margin of 250 basis points for trade receivables and 300 basis points for equipment loans. If an event of default occurs, the otherwise applicable interest rate will be increased by an amount equal to 200 basis points per annum. Prior to a rapid amortization event or event of default, the lenders under the New Asset Backed Facility will also earn an unused facility fee of 0.75% of the unfunded portion of each lender’s commitment amount.

Upon sale of the equipment notes and trade receivables to the special-purpose subsidiary, we retain rights, in a subordinated capacity, to the residual portion of cash flows, including interest earned, from the trade receivables and equipment notes sold, and the present value of estimated proceeds from a cash reserve account. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain or loss on sales of note receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. The retained beneficial interest is accounted for as a trading security and unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded in income.

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

In connection with the establishment of the New Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the Old Asset Backed Facility to the New Asset Backed Facility. Due to the decreases in the advance rate from 95% to 85% for equipment loans and from 60-70% to 55-65% for trade receivables, the Company made a cash payment to the trust of approximately $31.2 million upon establishment of the New Asset Backed Facility. This amount initially increased the Company’s retained beneficial interest, prior to any fair value adjustments. In addition, as discussed above, under the New Asset Backed Facility, interest payments on the variable funding notes are paid monthly, at an interest rate equal to the noteholders’ applicable commercial paper rate plus a margin of 300 basis points for equipment loans and 250 basis points for trade receivables as compared to 1-month LIBOR plus a margin of 1.1% (including the cost of insurance) for both equipment loans and trade receivables under the Old Asset Backed Facility, representing a 240 basis point and 190 basis point increase, respectively, in the cost of funds for borrowings under the New Asset Backed Facility established in the current year.

As indicated above, the Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. In determining the fair value of its retained interests at June 30, 2009, the

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Company reduced the estimated fair value of its retained interests by $13.6 million. Approximately $8.4 million of this mark-to-market adjustment related to the increase in the cost of funds for borrowings under the New Asset Backed Facility as the increase reduced the residual future cash flows to the Company. The remaining $5.2 million primarily related to a fair value adjustment surrounding the decreases in the advance rates. The combination of the cash payment made by the Company due to the decrease in advance rates and the unfavorable mark-to-market adjustment discussed above, and a $3.2 favorable adjustment to beneficial retained interest over the first six-months of fiscal 2009, which represents normal activity plus mark-to-market activity, resulted in an increase of approximately $20.8 million to the retained beneficial interest for equipment notes and trade receivables at June 30, 2009 as compared to December 31, 2008. This mark-to-market adjustment is reflected in the Equipment financing, net line of the Consolidated Statements of Income. There were no significant mark-to-market adjustments during the last six months of the year.

Sales of Notes Receivable

Loss on sales of notes receivable and other net finance program adjustments, which is comprised of cash basis financing revenues of $8.1 million and offset by costs incurred in conjunction with the establishment of the New Asset Backed Facility of $15.1 million, totaled approximately $7.0 million for the year ended December 31, 2009. Gains on sales of notes receivable and other net finance program adjustments totaled $9.3 million and $8.1 million for the years ended December 31, 2008 and December 31, 2007, respectively. These amounts are included in the Equipment financing, net line of the Consolidated Statements of Income.

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entity:

	December 31, 2009		December 31, 2008
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total portfolio	$276,051	$16,855	$269,129	$12,269
Less: loans sold	273,161	16,192	264,350	12,269

Loans held	2,890	$663	4,779	$—

Allowance for loan losses	(160)		(113)

	$2,730		$4,666

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007
Proceeds from sales of loans	$96,098	$122,496	$96,345
Servicing fees and other net cash flows received on retained interests	$20,112	$13,511	$10,443

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2009, 2008 and 2007 were 1.33%, 0.75% and 0.54%, respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Balance at Beginning of Period	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2007	$829	$227	$602
December 31, 2008	602	489	113
December 31, 2009	113	(47)	160

As of December 31, 2009, 2008 and 2007, the Company had $1.7 million, $1.7 million and $2.6 million, respectively, of loans that were maintained by Alliance. Loans written off offset by recoveries and reserve adjustments as part of the normal course of business during 2009, 2008 and 2007 totaled a net addition of less than $0.1 million, a net deduction of $0.5 million and a net deduction of $0.2 million, respectively.

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2009 and ALER 2005, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account.

	December 31,
	2009	2008
Beneficial interests in notes sold	$46,793	$30,740

Key economic assumptions used in valuing retained interests at December 31, 2009 and 2008 were as follows:

	2009	2008
Average prepayment speed (per annum)	19.0%	20.0%
Expected credit losses (per annum)	1.2%	1.0%
Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 25 months at December 31, 2009.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

At December 31, 2009 and 2008 key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2009	2008
Prepayment speed assumption:
Impact on FV 10% adverse change	$(179)	$(290)
Impact on FV 20% adverse change	$(368)	$(558)

Expected credit losses:
Impact on FV 10% adverse change	$(331)	$(285)
Impact on FV 20% adverse change	$(661)	$(570)

Residual cash flow discount rate:
Impact on FV 10% adverse change	$(817)	$(443)
Impact on FV 20% adverse change	$(1,604)	$(873)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 5 – Sales of Accounts Receivable

As described in Note 4 – Equipment Financing and Sales of Notes Receivable, we, through our bankruptcy remote subsidiary ALER 2009, entered into the New Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the New Asset Backed Facility lenders will make loans which approximate 55% to 65% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2009 was $67.5 million and the variable funding notes due to lenders under the New Asset Backed Facility for trade receivables was $42.1 million. The total amount of uncollected balances on trade accounts receivable sold to the Old Asset Backed Facility, ALER 2005, at December 31, 2008 was $72.1 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $46.7 million.

Losses on sales of trade accounts receivable and related expenses of $2.5 million in each of 2009 and 2008, respectively, and $3.6 million in 2007, are included in selling, general and administrative expenses. Our retained interest in trade accounts receivable sold to ALER 2009 and ALER 2005 was $26.4 million and $28.2 million at December 31, 2009 and 2008, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Note 6 – Inventories

Inventories consisted of the following at:

	December 31, 2009	December 31, 2008
Materials and purchased parts	$19,039	$25,896
Work in process	8,344	10,503
Finished goods	23,239	26,856
Less: inventory reserves	(3,537)	(3,445)

	$47,085	$59,810

Note 7 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	December 31, 2009	December 31, 2008
Land	$2,934	$2,870
Buildings and leasehold improvements	36,146	35,911
Capital leases	1,978	2,116
Machinery and equipment	71,060	66,296

	112,118	107,193
Less: accumulated depreciation	(51,482)	(41,489)

	60,636	65,704
Construction in progress	1,896	3,395

	$62,532	$69,099

Depreciation expense was $10.1 million, $10.3 million and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8 – Goodwill and Other Intangibles

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering and manufacturing designs and processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete agreements which are amortized over their estimated useful lives of two years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to current goodwill accounting guidance.

Amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Amortization expense	$5,464	$6,325	$6,851

Estimated amortization expense for existing identifiable intangible assets beginning in 2010 is expected to be approximately $4.9 million, $4.8 million, $2.1 million, $1.9 million and $1.9 million for each of the years in the five-year period ending December 31, 2014. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The following is a summary of identifiable intangible assets as of December 31, 2009:

	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,981	$—	$112,981
Customer agreements and distributor network	31,177	17,541	13,636
Engineering and manufacturing designs and processes	15,852	7,241	8,611
Noncompete agreements	1,925	1,925	—
Patents	452	51	401
Computer software and other	3,207	1,158	2,049

	$165,594	$27,916	$137,678

The following is a summary of identifiable intangible assets as of December 31, 2008:

	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,907	$—	$112,907
Customer agreements and distributor network	31,075	13,847	17,228
Engineering and manufacturing designs and processes	15,623	5,537	10,086
Noncompete agreements	1,869	1,869	—
Patents	355	37	318
Computer software and other	1,974	950	1,024

	$163,803	$22,240	$141,563

The table below shows the changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 (in millions):

	United States and Canada	Europe	Latin America	Asia	Middle East & Africa	Consolidated
Balance, December 31, 2007 (restated)	$150.4	$28.4	$0.6	$2.8	$1.7	183.9
Currency translation	—	(1.4)	—	—	—	(1.4)
Balance, December 31, 2008 (restated)	150.4	27.0	0.6	2.8	1.7	182.5
Currency translation	—	0.8	—	—	—	0.8

Balance, December 31, 2009	$150.4	$27.8	$0.6	$2.8	$1.7	$183.3

As of December 31, 2009, 2008 and 2007, we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on these impairment tests we recorded no adjustment to the carrying value of goodwill and the indefinite-lived trademarks and tradenames.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Note 9 – Derivatives

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

Interest Rate Risk. Borrowings outstanding under the Senior Credit Facility totaled $131.0 million at December 31, 2009, $110.0 million of which was covered by an interest rate swap agreement that expired on December 31, 2009. Beginning January 1, 2010, the Senior Credit Facility interest rate is variable. We did not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. An assumed 10% increase/decrease in the variable portion of the interest rate of 2.78% in effect at December 31, 2009 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by less than $0.1 million.

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

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At December 31, 2009, we were managing $2.7 million of Euro and Swedish Krona foreign currency contracts which are not designated as accounting hedges.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Our primary translation exchange risk exposure at December 31, 2009 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at December 31, 2009 was a $5.8 million gain. The net amount invested in foreign operations at December 31, 2009 was approximately $51.3 million, for which no hedges have been established.

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

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At December 31, 2009, we were managing $2.4 million of nickel hedge contracts and $0.2 million of copper hedge contracts which are not designated as accounting hedges.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2009 and December 31, 2008:

		December 31, 2009 Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Foreign currency hedges	$2,697	$146	$—	Accounts receivable, net	Various through 3/31/10
Commodity hedges	2,632	702	—	Accounts receivable, net	Various through 12/31/10

Total undesignated derivatives		$848	$—

		December 31, 2008 Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Interest swaps/options	$123,000	$—	$2,937	Other current liabilities	Through 12/31/09
Foreign currency hedges	10,324	327	—	Other current liabilities	Various through 12/31/09
Commodity hedges	4,137	—	2,441	Other current liabilities	Various through 12/31/09

Total undesignated derivatives		$327	$5,378

The effects of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2009 and December 31, 2008 are as follows:

		Gain (Loss) Recognized on Undesignated Hedges
	Location in Statements of Income
Undesignated Hedges		Year Ended December 31, 2009	Year Ended December 31, 2008
Interest swaps/options	Interest expense	$(655)	$(3,306)
Foreign currency hedges	Cost of sales	460	523
Commodity hedges	Cost of sales	1,552	(3,273)

		$1,357	$(6,056)

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Note 10 – Fair Value Measurements

Assets and liabilities measured at fair value, primarily related to financial products, included in our Consolidated Balance Sheets as of December 31, 2009 and 2008 are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Commodity contracts	$—	$702	$—	$702
Foreign exchange contracts	—	146	—	146
Securitized retained interests	—	—	73,160	73,160

Total assets	$—	$848	$73,160	$74,008

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Foreign exchange contracts	$—	$327	$—	$327
Securitized retained interests	—	—	58,908	58,908

Total assets	$—	$327	$58,908	$59,235

Liabilities
Derivative financial instruments
Interest rate swaps/options	$—	$2,937	$—	$2,937
Commodity contracts	—	2,441	—	2,441

Total liabilities	$—	$5,378	$—	$5,378

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the year ended December 31, 2009 and 2008. These instruments, primarily related to securitized retained interests in equipment notes and trade receivables, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests
Balance at December 31, 2007	$50,941
Total gains or losses realized/unrealized Included in earnings	7,037
Purchases, issuances, and settlements	930

Balance at December 31, 2008	58,908
Total gains or losses realized/unrealized Included in earnings	(8,937)
Purchases, issuances, and settlements	23,189

Balance at December 31, 2009	$73,160

Included in the $8.9 million loss shown above is the $13.6 million decrease in estimated fair market value in retained beneficial interests discussed in more detail in Note 4 – Equipment Financing and Sales of Notes Receivable.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Senior Subordinated Notes and the Senior Credit Facility at December 31, 2009 was approximately $150.0 million and $125.1 million, respectively, based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes as disclosed in Note 9 – Derivative Financial Instruments. See Note 15 –Debt for further discussion of the terms of each of the components of our debt.

Note 11 – Other Current Liabilities

The major components of other current liabilities consisted of the following:

	December 31, 2009	December 31, 2008

Warranty reserve	$7,490	$7,985
Accrued sales incentives	4,019	5,731
Salaries, wages and other employee benefits	10,056	10,661
Federal & state income tax	154	413
Accrued interest	6,850	7,639
Derivative liabilities	—	5,051
Restructuring reserve	—	2,789
Other current liabilities	4,021	4,514

	$32,590	$44,783

Note 12 – Income Taxes

Alliance Holdings is owned by Alliance Finance LLC, both single member limited liability companies. Alliance Finance LLC is owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversals of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded net deferred tax assets are fully realizable.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Therefore, tax expense has accordingly been provided for these unremitted earnings. Foreign taxes are deducted in arriving at taxable income rather than credited.

There are various factors that may cause our tax assumptions to change in the near term, and as a result the Company may have to increase or decrease its valuation allowance against net deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

Pre-tax income from operations was taxed in the following jurisdictions:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Domestic	$18,829	$18,799	$10,803
Foreign	2,838	3,193	5,951

	$21,667	$21,992	$16,754

The provision for income taxes consisted of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$32	$—	$—
State	122	176	76
Foreign	1,230	2,665	3,268

Total current	1,384	2,841	3,344

Deferred:
Federal	4,007	3,241	3,512
State	(1,167)	898	952
Foreign	855	(510)	(923)

Total deferred	3,695	3,629	3,541

Provision for income taxes	$5,079	$6,470	$6,885

Reconciliations between tax expense at the U.S. federal statutory income tax rate and the effective income tax rate for income before taxes are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Statutory federal tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	1.8%	3.7%	3.7%
Goodwill	-0.8%	-0.8%	-1.0%
Foreign rate differential	0.3%	-2.6%	0.4%
Tax effect of hybrid instrument	-4.1%	-5.5%	-7.0%
U.S. tax on remitted earnings	2.3%	5.8%	6.1%
U.S. tax on unremitted earnings	0.0%	0.0%	8.0%
Valuation allowance	-1.8%	4.5%	7.2%
Federal tax credit	-8.5%	-11.2%	-7.8%
State tax credits, net	0.0%	0.0%	-4.0%
Other, net	-0.8%	0.5%	1.5%

Effective income tax rate	23.4%	29.4%	41.1%

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Temporary differences which give rise to the deferred tax assets and liabilities at December 31, 2009 and December 31, 2008 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Deferred income tax liabilities:
Unrealized gain on equipment notes sold	$—	$(4,317)
Goodwill	(17,698)	(14,057)
Intangibles	(9,530)	(7,164)
Fixed assets	(5,686)	(4,273)
Foreign income	—	(147)
Other	(89)	(116)

Deferred income tax liabilities	(33,003)	(30,074)

Deferred income tax assets:
Unrealized gain on equipment notes sold	1,337	—
Inventory	2,197	778
Deferred financing costs	2,238	2,207
Warranty reserves	2,346	2,523
Net operating loss and credit carry forwards	17,098	19,356
Other assets	2,126	3,506
Pensions and employee benefits	9,213	9,526
Other	1,041	1,793

Gross deferred income tax assets	37,596	39,689
Less valuation allowance	(2,277)	(2,657)

Deferred income tax assets	35,319	37,032

Net deferred income tax asset	$2,316	$6,958

The net deferred income tax asset is classified in the Consolidated Balance Sheet as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Current net deferred income tax asset	$11,373	$4,730
Non-current net deferred income tax asset	—	7,713
Non-current net deferred income tax liability	(9,057)	(5,485)

	$2,316	$6,958

The Company has recorded valuation allowances for certain tax attributes and other net deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these net deferred tax assets. A valuation allowance in the amount of $2.3 million has been recorded against the foreign deferred tax asset for losses in various countries where future earnings are not expected. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed and recognized in income. Due to changes in state tax law, the Company now expects to utilize the deferred tax asset relating to state net operating losses and state tax credits within the next three to eight years. Therefore the valuation allowance recorded against these deferred tax assets was released during the third quarter, resulting in a benefit of $1.4 million. During the fourth quarter, an additional valuation allowance of $0.6 million was recorded against the foreign deferred tax asset relating to losses incurred in prior years. This change resulted from the Company’s decision to not pursue certain tax planning strategies and the resulting decreased likelihood of being able to utilize these prior year losses in future years.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

At December 31, 2009, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $19.2 million and $17.3 million, respectively. The federal net operating loss carryforward will expire in 16-18 years and the state net operating loss carryforwards will expire in 6-19 years. The Company’s federal and state credit carryforwards were approximately $5.9 million and $1.4 million, respectively. The federal credit carryforwards will expire in 17-20 years and the state credit carryforwards will expire in 11-13 years.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of provisions that are intended to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers that meet or exceed Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The Energy Credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. In 2010, the Company expects to record a tax credit under the provisions of the Act related to the production of qualifying clothes washers. An Energy Credit in the amount of $1.8 million was recorded during 2009. As a result, the Company’s 2009 effective tax rate was reduced by approximately 8% from the statutory federal tax rate.

The Company has approximately $0.1 million of unrecognized tax benefits as of December 31, 2009, which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company has open tax years for which the Company could be subject to income tax examination by the U.S. federal and state tax authorities since becoming a U.S. taxable entity on January 27, 2005. In addition, the Company has open tax years in Belgium, its primary foreign jurisdiction, for 2008 and 2009; and in Luxemburg for 2006 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$189	$158
Additions based on tax positions related to the current year	109	31
Reductions based on tax positions related to the prior year	(189)	—

Balance at December 31	$109	$189

Note 13 – Guarantees

The Company, through its special-purpose bankruptcy remote subsidiary, entered into a $330.0 million New Asset Backed Facility as described in Notes 4 and 5 above. Pursuant to the terms of the New Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the New Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the New Asset Backed Facility at December 31, 2009 was $34.0 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$7,985	$7,748
Currency translation adjustment	41	(76)
Accruals for current and pre-existing warranties issued during the period	4,124	5,559
Settlements made during the period	(4,660)	(5,246)

Balance at end of period	$7,490	$7,985

Note 14 – Pensions and Other Employee Benefits

Substantially all of our U.S. employees are covered by a defined benefit pension plan. Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees. The pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan. During 2009, the Company received a favorable determination letter from the Internal Revenue Service related to the Alliance Laundry Systems Pension Plan. The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually. Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired a defined benefit plan which covered certain hourly employees at CLD’s Louisville, Kentucky plant (the “Cissell Pension Plan”). As discussed in Note 3 – Restructuring, the liability related to the Cissell Pension Plan was settled on July 22, 2009.

The Company’s policy is to fund its pension plan in amounts sufficient to gradually accumulate plan assets equal to the plan’s projected benefit obligation and to comply with the funding requirements imposed by law.

During 2007, the Company amended the Alliance Laundry Systems Pension Plan to freeze benefit accruals effective January 1, 2009 for all U.S. salaried employees. Beginning January 1, 2009, U.S. salaried employees earned interest credits, but no additional service credits or salary compensation credits will be earned.

Components of pension expense (income) for the years ended December 31, 2009, 2008 and 2007, respectively, are shown in the table below.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Service cost benefits earned during the period	$695	$963	$1,633
Interest cost on projected benefit obligation	3,850	3,807	3,619
Expected return on plan assets	(3,322)	(4,795)	(4,790)
Amortization of net actuarial losses	1,149	—	—
Curtailment gain	—	—	(1,557)

Net pension benefit cost (income)	$2,372	$(25)	$(1,095)

The pension curtailment gain of $1.6 million in 2007 was recorded as a result of the freezing of benefit accruals effective January 1, 2009 for all U.S. salaried employees.

Assumptions used in determining net pension benefit cost were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Discount rate	6.25%	6.40%	5.90%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

In determining the net pension benefit cost for 2009, we used an 8.50% long-term rate of return on assets assumption. To develop the expected long-term rate of return on assets assumption we considered historical returns and future expectations. Over the 15 and 20 year periods ending December 31, 2009, the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 8.00% and 9.13%, respectively. Considering these historical returns and costs of administering the plans, we believe our long-term rate of return on assets assumption of 8.50% for 2009 and future years is reasonable. For the December 31, 2009 valuation of the benefit obligations, the Company used the RP 2000 mortality table projected to 2010 to better align the plans with current life expectancies.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The reconciliation of the changes in the plans’ benefit obligation and the fair value of plan assets and the funded status of the plans at December 31 are as follows:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$63,880	$60,955
Service cost	695	963
Interest cost	3,850	3,807
Settlements	(9,709)	—
Actuarial loss	4,371	1,235
Benefits paid	(4,061)	(3,080)

Benefit obligation at end of year	$59,026	$63,880

Change in plan assets:
Fair value of plan assets at beginning of year	$45,451	$57,944
Actual return on plan assets	6,928	(11,213)
Settlements	(9,709)	—
Employer contributions	4,638	1,800
Benefits paid	(4,061)	(3,080)

Fair value of plan assets at end of year	$43,247	$45,451

Funded status	$(15,779)	$(18,429)

Amounts recognized in consolidated balance sheet:
Other long-term liabilities	$(15,779)	$(18,429)

	$(15,779)	$(18,429)

During 2009, the Company settled its liability related to the Cissell pension plan for $9.7 million dollars. See Note 3 – Restructuring for more detail on this settlement.

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2009	2008
Discount rate	5.90%	6.25%
Rate of increase in salaried compensation levels	N/A (1)	N/A (1)
Expected long-term rate of return on assets	8.50%	8.50%

(1)	Not applicable due to plan freeze.

We use a December 31 measurement date for these plans.

The accumulated benefit obligation for the plan was $59,026 and $63,880 as of December 31, 2009 and 2008, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The strategic weighted-average asset allocation of our plans as of December 31, by asset category is as follows:

	2009	2008
Equity securities	36.0%	52.0%
Debt securities	59.0%	47.0%
Other	5.0%	1.0%

Total	100.0%	100.0%

Our overall investment strategy is to maintain actual asset weightings within a preset range of target allocations. We believe these ranges represent an appropriate risk profile based on the timing of planned benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines and is evaluated against a relevant peer group. As of December 31, 2009, a portion of the pension assets were invested in common and comingled trusts.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The fair value of pension plan assets at December 31, 2009 was determined using:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significent Observable Inputs (Level 2)	Significent Unobservable Inputs (Level 3)
Cash equivalents	$2,380	$—	$2,380	$—
International equity securities	6,177	6,177	—	—
Mutual funds(1)	14,621	14,621	—	—
U.S. treasury securities	1,933	1,933	—	—
Corporate bonds	12,227	12,227	—	—
Other bonds(2)	2,307	—	2,307	—
Short duration high yield bonds	3,602	—	3,602	—

	$43,247	$34,958	$8,289	$—

(1)	Fair value of mutual funds held as of Decemebr 31, 2009 includes $5.1 million of debt and $9.5 million of equity funds, respectively.
(2)	Other bonds include bonds purchased as part of the Term Asset-Backed Securities Loan Facility.

In addition to providing pension benefits in the U.S. we provide post-retirement benefit plans including health care, salary continuation and death benefits for eligible retirees and their dependents. Alliance Laundry’s health care benefits are for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for the Company. Retiree health plans are paid for in part by employee contributions and are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents. On July 14, 2006, in connection with the CLD Acquisition, the Company acquired certain post-retirement benefit plans which included two salary continuation agreements and a retiree’s medical plan and a retiree’s life insurance plan for certain union employees at CLD’s Louisville, Kentucky plant. The purchased liabilities for the CLD post-retirement benefit plans were approximately $1.5 million. These liabilities were settled during 2009 for an immaterial amount and are included in the benefits paid line within the tables below.

Our net other post-retirement benefit cost included the following components:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Service cost benefits earned during the period	$120	$160	$136
Interest cost on projected benefit obligation	145	168	141
Net amortization and deferral	(18)	(17)	(16)
Amortization of net actuarial losses	23	60	34

Net other post-retirement benefit cost	$270	$371	$295

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Assumptions used in determining the net other post-retirement benefit cost were as follows:

	2009	2008	2007
Discount rate	6.25%	6.40%	5.90%
Rate of increase in salaried compensation	4.00%	4.00%	4.00%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans at December 31:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$3,157	$2,479
Service cost	120	160
Interest cost	145	168
Plan amendments	126	(30)
Actuarial (gain) loss	(604)	556
Benefits paid	(158)	(176)

Benefit obligation at end of year	$2,786	$3,157

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	158	176
Benefits paid	(158)	(176)

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,786)	$(3,157)

Amounts recognized in consolidated balance sheet:
Other long-term liabilities	$(2,786)	$(3,157)

	$(2,786)	$(3,157)

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2009	2008
Discount rate	5.90%	6.25%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for these plans.

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2009 to determine the benefit obligation at the end of the year. A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2008 to determine the benefit obligation at the end of the year. The rate in 2009 was assumed to decrease gradually to 4.5% until 2029 and remain at that level thereafter. The rate in 2008 was assumed to decrease gradually to 6% until 2019 and remain at that level thereafter.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects.

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$31	$(27)
Effect on post-retirement benefit obligation	$237	$(208)

Projected benefit payments from the plans as of December 31, 2009 are estimated as follows:

Year	Pension	Other Benefits
2010	$3,881	$200
2011	3,703	239
2012	3,658	203
2013	3,553	187
2014	3,640	157

2015-2019	19,156	1,090

We currently anticipate making a voluntary contribution in 2010 of approximately $3.0 million to our defined benefit pension plans.

In September 2006 the FASB issued accounting guidance related to accounting for defined benefit pension and other postretirement plans that amended previously issued accounting guidance. This new guidance required, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income in member(s)’ equity. The Company adopted the new guidance for the calendar year 2007, which resulted in a $0.1 million loss, net of tax, recorded in the other comprehensive income account within member(s)’ equity.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

The following table summarizes the impact of the adoption of the new accounting guidance:

	December 31, 2007 Prior to SFAS 158 Adjustment	SFAS 158 Adjustments (Increase)/ Decrease	December 31, 2007 Post SFAS 158 Adjustment
Deferred income tax asset, net	$6,988	$80	$7,068

Total assets	$560,207	$80	$560,287

Other current liabilities	$(38,155)	$(607)	$(38,762)

Total current liabilities	(64,868)	(607)	(65,475)

Other long-term liabilities	(6,732)	389	(6,343)

Total liabilities	(418,831)	(218)	(419,049)

Member(s)’ equity	(141,376)	138	(141,238)

Total liabilities and member(s)’ equity	$(560,207)	$(80)	$(560,287)

The amounts in member(s)’ equity and accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Pension Benefits	Other Benefits
Prior service cost	$3	$7
Accumulated gain	834	29

Total amount recognized	$837	$36

Following is a rollforward showing changes to amounts recognized in member(s)’ equity and accumulated other comprehensive income:

	Pension Benefits	Other Benefits	Total
December 31, 2007	$247	$(385)	$(138)
Net gain (loss)	(17,240)	187	(17,053)
Deferred tax	6,461	(483)	5,978

December 31, 2008	(10,532)	(681)	(11,213)
Prior service cost	—	(135)	(135)
Net gain (loss)	(772)	604	(168)
Amortization of net gain	1,144	23	1,167
Settlement	2,086	—	2,086
Other recognition of prior service cost	—	(18)	(18)
Deferred tax	(922)	(178)	(1,100)

December 31, 2009	$(8,996)	$(385)	$(9,381)

Eligible U.S. employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contributed amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Effective January 1, 2008, the company match has been increased to 100 percent of the first six percent of the employee’s contributions for all salaried personnel. Total expense for ALCAP was $1.8 million, $2.1 million, and $1.4 million for 2009, 2008 and 2007, respectively.

We have a defined contribution pension plan covering substantially all of our salaried employees in Belgium. We contribute 3.5% to 5.0% of their pay to the plan. Contributions to the plan approximated $0.1 million annually for 2009, 2008 and 2007, respectively.

Note 15 – Debt

Debt consisted of the following at:

	December 31, 2009	December 31, 2008
Senior credit facility	$131,000	$160,000
Senior subordinated notes	149,711	149,617
Revolving credit facility	—	—
Other long-term debt	120	248
Capital lease obligations	417	863

Gross long-term debt	281,248	310,728
Less: current portion	(835)	(576)

	$280,413	$310,152

Senior Credit Facility

On January 27, 2005, we entered into a Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility.

On July 14, 2006, Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the Credit Agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to, among other things, provide for an additional $60.0 million of term loans under the Credit Agreement term loan facility and increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility. This Amendment did not affect interest rates charged under the Credit Agreement.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Commercial Paper Inc., a subsidiary of Lehman, as administrative agent for the Credit Agreement and a Revolving Credit Facility, was replaced by Bank of America, N.A. on substantially the same terms during the first quarter of 2009.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

After giving effect to the scheduled payments and $29.0 million of voluntary prepayments made in 2009, the Term Loan Facility requires quarterly principal payments of approximately $0.3 million beginning December 31, 2010 though December 31, 2011. The final principal payment of $129.3 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the Senior Credit Facility. The Company has not made any required prepayments. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) by Alliance Finance LLC to a related party were used to pre-pay the Senior Credit Facility during the first quarter of 2009. See Note 16 - Member(s)’ Equity for further discussion of the PIK Note.

The Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Senior Credit Facility. A portion of the Revolving Credit Facility not in excess of $35.7 million is available for the issuance of letters of credit. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.7 million at December 31, 2009. The Revolving Credit facility matures on January 26, 2011.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. Effective December 31, 2009, the applicable margin for the Revolving Credit Facility is 1.75% with respect to base rate loans and 2.75% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on The Term Loan Facility borrowings as of December 31, 2009 was 2.78%. In addition, the applicable margin for the Revolving Credit Facility and the Term Loan Facility is subject to a step-down or step-up based upon the corporate credit rating of Alliance Laundry.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $55.0 million Revolving Credit Facility. We recognized $0.1 million of interest expense for commitment fees in each of 2009, 2008 and 2007. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the Revolving Credit Facility, which currently is 2.75%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

As discussed in more detail in Note 9 – Derivatives, the Company maintained an interest rate swap to manage its exposure to changes in interest rates. The swap expired on December 31, 2009.

Senior Subordinated Notes

As part of the transactions included in the Alliance Acquisition, we offered and sold $150.0 million of Senior Subordinated Notes and received proceeds of approximately $149.3 million. The maturity date of the Senior Subordinated Notes is January 15, 2013. The Senior Subordinated Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior indebtedness, including permitted borrowings under the Senior Credit Facility.

Interest on the Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005. The fair value of the Senior Subordinated Notes at December 31, 2009 was approximately $150.0 million based upon prices prevailing in recent market transactions.

The Senior Subordinated Notes became callable after January 15, 2009, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Redemption Price
2010	102.125%
2011 and thereafter	100.000%

If we experience certain kinds of changes in control, we must offer to repurchase the then outstanding notes at the redemption price set forth in the indenture governing the Senior Subordinated Notes.

Other Debt and Capital Lease Obligations

On January 25, 2006 the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. The principal balance on the first promissory note was $0.1 million on December 31, 2009. The second promissory note, in the amount of $0.5 million was forgiven by amendment on March 18, 2008, which accelerated the loan forgiveness from December 31, 2009 to March 31, 2008. The Company recognized a gain of $0.3 million from the loan forgiveness in its Consolidated Statements of Income with a $0.2 million reduction of selling, general and administrative expenses and a $0.1 million reduction of cost of goods sold for the quarter-ended March 31, 2008. The balance of the loan forgiveness was $0.1 million on December 31, 2009 and will be amortized to income over a four year period.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $0.4 million as of December 31, 2009 for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $36,000 through October 2010. The acquired value of the laser cutter was $2.0 million as of December 31, 2009 with related accumulated depreciation of $0.7 million at December 31, 2009 and $0.5 million at December 31, 2008, respectively.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to the scheduled payments and $29.0 million of voluntary prepayments made in 2009, and including $0.3 million related to the discount on the Senior Subordinated Notes, are as follows:

Year	Long-Term Debt	Capital Lease Obligation	Amount Due
2010	$462	$373	$835
2011	1,368	44	1,412
2012	129,290	—	129,290
2013	150,000	—	150,000
2014	—	—	—
Thereafter	—	—	—

Totals	$281,120	$417	$281,537

Less: Unamortized discount on long-term debt			(289)

Long-term debt and capital lease obligations, net			$281,248

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, as defined in the Senior Credit Facility including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

At December 31, 2009, based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.25, we could have borrowed an additional $19.3 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. Negative global macroeconomic conditions continue to persist and may continue or further deteriorate in the near term. We have reduced our operating expenses and have secured lower costs for raw materials. We continue to monitor our business plan for additional measures that could improve profitability. The Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to significantly deteriorate beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

As discussed in further detail in Note 4, Equipment Financing and Sales of Notes Receivable, the Company entered into a one year $330.0 million off balance sheet revolving credit lending facility. The Revolving Period for this facility expires on June 25, 2010. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the New Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011. The Company believes based on currently available information, that the Revolving Period will be extended. An inability to extend the Revolving Period or replace this facility could have a material adverse effect on business, financial condition and results of operations, including the Company’s revenues, EBITDA, liquidity and leverage.

Note 16 – Member(s)’ Equity

Member(s)’ equity consisted of the following at:

	December 31, 2009	December 31, 2008
Common member(s)’ contributed capital	$158,417	$131,378
Retained earnings	37,908	21,320
Foreign currency translation adjustments	5,844	4,393
Pension liability and other benefits	(9,381)	(11,213)

	$192,788	$145,878

On December 28, 2007 ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On January 23, 2008 ALH entered into a subscription agreement with certain members of Alliance management, pursuant to which ALH sold to management shares of its common stock with a value of $1.2 million, less $0.1 million in issuance costs. On January 31, 2008 ALH sold to the Chief Operating Officer shares of its common stock with a value of $0.6 million, consistent with terms of the employment agreement dated September 26, 2007. On July 25, 2008, 11,700 stock options were exercised by a member of our executive management. Total consideration from the exercise of the options was $1.7 million. ALH contributed the proceeds of the three stock offerings to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

On March 26, 2009 Alliance Finance LLC (parent company of Alliance Holdings), as borrower, and our majority owner OTPP, as lender, entered into a $15.0 million PIK Note. The note bears interest at a fixed rate of 17% and matures on July 15, 2013. Interest earned is capitalized into the note on a semi-annual basis. The PIK Note is not convertible into equity securities. On March 26, 2009, $14.5 million of the PIK Note proceeds were contributed to Alliance Laundry Systems LLC and were used to reduce the outstanding debt of our Senior Credit Facility.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

On June 25, 2009, Alliance Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC. The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary, Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s new off balance sheet Asset Backed Facility. See Note 4 – Equipment Financing and Sales of Notes Receivable for additional discussion of the Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC.

All of the changes to member(s)’ equity discussed above were recorded as increases to member(s)’ equity and are shown as member contributions on the Consolidated Statements of Cashflows.

Note 17 – Segment Information

The Company manufactures and sells commercial laundry equipment that can be installed in a multitude of applications ranging from small chassis products used in commercial laundromats to large products used in institutional laundry applications. The Company maintains manufacturing facilities in Ripon, Wisconsin, Wevelgem, Belgium and Nazareth, Belgium to fulfill orders throughout the world.

Prior to 2009, the Company organized its business by sales channel and managed the Company under two reportable segments, Commercial Laundry and European Operations. Given the Company’s significant market share in North America and its growth strategy for other regions of the world, the Company reorganized its business into geographic regions in the first quarter of 2009. This reorganization included a realignment of the Company’s sales organization and a change in internal reporting, among others. After the reorganization and based upon the information used by management for making operating decisions and assessing performance, the Company has the following operating segments: United States and Canada, Europe, Asia, Latin America, and Middle East & Africa. The Company has determined that its operating segments are its reportable segments. Segment data for 2007 and 2008 presented below has been restated to conform to the current presentation.

The Company uses segment net revenues and gross profit as its measures of performance and to allocate resources. Management believes these are the best measures to help users of its financial statements predict future trends. Sales between reportable segments are not provided to the Chief Operating Decision Maker. As such, intersegment sales are not provided. In determining gross profit for our operating segments, the Company does not allocate certain manufacturing costs, including manufacturing variances and customer support expenses which are incurred in United States and Canada, and Europe to the other reportable segments. Gross profit is determined by subtracting cost of sales from net revenues. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance.

General and administrative expenses, interest expense, other debt related expenses and the provision for income taxes are centrally managed. Consequently, these measures are not presented in the segment disclosures because they are not part of the segment profitability results reviewed by management.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Currently, assets are physically maintained in the United States and Belgium. However, due to common manufacturing lines and significant shared components across all five reportable segments, assets by reportable segment are not provided to the Company’s Chief Operating Decision Maker. As such, total assets by reportable segment are not disclosed.

Segment data is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008 (restated)	Year Ended December 31, 2007 (restated)
		(in millions)
Net Revenues:
United States and Canada	$275.7	$319.6	$308.9
Europe	53.4	68.4	69.7
Latin America	11.6	18.1	15.7
Asia	32.0	27.9	27.8
Middle East & Africa	20.5	26.3	21.2

	$393.2	$460.3	$443.3

Gross Profit:
United States and Canada	$70.0	$80.3	$71.7
Europe	15.0	18.4	19.4
Latin America	3.6	5.4	5.4
Asia	9.7	8.5	8.7
Middle East & Africa	4.5	6.0	5.5

	$102.8	$118.6	$110.7

Depreciation and Amortization:
United States and Canada	$14.3	$14.9	$15.3
Europe	3.1	3.7	3.9

	$17.4	$18.6	$19.2

Capital Expeditures:
United States and Canada	$4.3	$8.0	$7.0
Europe	0.5	0.8	1.3

	$4.8	$8.8	$8.3

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Geographic data for net revenues and long-lived assets were:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenues:
United States	$333.1	$407.3	$384.5
Belgium	60.1	53.0	58.8

Total net revenues	$393.2	$460.3	$443.3

Long-lived assets:
United States	$105.4	$106.6
Belgium	11.0	11.8

Total long-lived assets	$116.4	$118.4

Geographic disclosures were determined based on the country of domicile pursuant to current accounting guidance.

Note 18 – Commitments and Contingencies

The Company rents a variety of assets under operating leases that are used in its operations including manufacturing facilities, office equipment, automobiles and trucks. At December 31, 2009 we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2010	$843
2011	737
2012	676
2013	367
2014	77
Thereafter	—

$2,700

Rental expense amounted to $1.6 million, $2.4 million and $2.1 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to that Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. There are no pending court dates in 2010. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages, if any at all, resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD Acquisition Agreements.

Note 19 – Related Party Transactions

ALH Stock Option Plan

On January 27, 2005, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the members of management to purchase shares of our common stock at an option price which averages $106.56 per share at year-end December 31, 2009, subject to certain requirements. As of December 31, 2009 stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of December 31, 2009 approximately fifty-nine percent (59%) of the options granted were service options, which vest according to anniversary dates. The majority of these service options vest in five equal annual installments on each of the first five anniversaries of the closing date of the Alliance Acquisition, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of December 31, 2009 approximately forty-one percent (41%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2006 through 2010. ALH does not meet the definition of a public company under current accounting guidance, nor does it have publically traded equity securities. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the Company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

During the year ended December 31, 2008, 11,700 options were exercised at a price of $100.00 per share by a member of our executive management. In January 2008, 19,541 options were granted to a new member of our executive management at a strike price of $130.19 per share. No options have been issued, exercised or cancelled since December 31, 2008.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands unless otherwise indicated)

Based upon a valuation of these stock options we recognized $0.4 million, $1.8 million and $0.6 million of compensation expense for the periods ended December 31, 2009, 2008 and 2007, respectively. No expense was recognized for the periods ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, for the performance options as the specified annual targets for the respective years were not attained and other earnings target requirements are currently not expected to be attained.

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

Our audits of the consolidated financial statements referred to in our report dated March 8, 2010, (appearing in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 8, 2010

Alliance Laundry Holdings LLC

Schedule II - Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions		Impact of Foreign Exchange Rates	Balance at End of of Period
December 31, 2007	$949	310	158		81	$1,182
December 31, 2008	$1,182	470	540		(46)	$1,067
December 31, 2009	$1,067	678	372		28	$1,400

Inventory Valuation Reserves:
	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions		Impact of Foreign Exchange Rates	Balance at End of of Period
December 31, 2007	$3,845	2,019	2,275		148	$3,736
December 31, 2008	$3,736	2,524	2,770		(45)	$3,445
December 31, 2009	$3,445	4,151	4,085		26	$3,537

Notes Receivable Reserves:
	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions		Impact of Foreign Exchange Rates	Balance at End of of Period
December 31, 2007	$829	—	227		—	$602
December 31, 2008	$602	171	660	(1)	—	$113
December 31, 2009	$113	130	83		—	$160

Tax Valuation Reserves:
	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions		Impact of Foreign Exchange Rates	Balance at End of of Period
December 31, 2007	$58	1,506	—		—	$1,564
December 31, 2008	$1,564	1,093	—		—	$2,657
December 31, 2009	$2,657	(380)	—		—	$2,277

(1)	The $660,000 reduction represents the write-off of notes receivable that management deemed uncollectible in the normal course of business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”) as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A “Controls and Procedures,” for a more complete understanding of the matters covered by such certifications.

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

Name	Age	Position
Thomas F. L’Esperance	61	Chief Executive Officer and Director
Michael D. Schoeb	47	President and Chief Operating Officer
Bruce P. Rounds	53	Vice President Chief Financial Officer
Jeffrey J. Brothers	63	Senior Vice President Sales, North America
R. Scott Gaster	57	Vice President, General Manager Ripon Operations
Robert J. Baudhuin	48	Vice President, Engineering
Scott L. Spiller	59	Vice President, Chief Legal Officer, Secretary
Richard L. Pyle	44	Vice President, Marketing Service and Customer One
Pascal Demarets	43	Vice President, Operations Alliance International, BVBA
Shael J. Dolman	38	Vice President, Chairman of the Board
Nicole T. Musicco	35	Director
Charles J. Philippin	59	Director
J. Hugh MacDiarmid	57	Director

Thomas F. L’Esperance has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. He has been our Chief Executive Officer since May 1998, and additionally he was our President from March 1996 through October 2007. Mr. L’Esperance served as president for Caloric Corporation and Amana Home Appliances. Prior to that time, Mr. L’Esperance held several executive management positions with Raytheon. Mr. L’Esperance was a board member of Remington Arms from November 2004 through June 2007. As a result of these and other professional experiences, Mr. L’Esperance possesses a broad knowledge of the commercial and consumer laundry industries and strategic planning and leadership of complex organizations that strengthen the Board of Directors collective qualifications, skills, and experience.

Michael D. Schoeb joined us in October 2007 as President and Chief Operating Officer. Before joining us he served as President and Chief Operating Officer at Wausau Homes, Inc. Prior to that Mr. Schoeb served for six years with Hilti Corporation as Sr. Vice President of Marketing & Brand, North America, President of Hilti do Brasil and Vice President of Sales, Northeast USA. He also served for eleven years with Johnson Controls, Inc. in various sales, marketing and general management roles.

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position as Vice President Chief Financial Officer in February 1998. He held the position of Vice President Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a Certified Public Accountant.

Jeffrey J. Brothers has been our Senior Vice President Sales, North America since August 1, 2008. He held the position of Senior Vice President of Sales and Marketing from 1989 to 2008. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

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

Robert J. Baudhuin has been our Vice President, Engineering since July 2006. He has been employed with us since 1992 and has held various management positions with us which include Vice President, General Manager Marianna Operations, Vice President of Product Management and Customer Support and Ripon Plant Manager. Prior to joining us, he served in various engineering and quality assurance positions for seven years with Maysteel Corporation.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 and assumed the title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller practiced law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Richard L. Pyle has been our Vice President, Marketing Services and Customer One since July 2009. He has been employed with us since 1998 and has held various management positions with us including Controller, Marianna Operations, Controller/Materials Manager, Marianna Operations, Deputy General Manager, Marianna Operations and Vice President of Customer Support. Prior to joining us, he served in various accounting and operations positions for eight years with Alliance Remanufacturing, Inc. Prior to that time, Mr. Pyle worked for Deloitte & Touche.

Pascal Demarets has been our Vice President Operations, Alliance International, BVBA since August 1, 2008 and served as Director of Manufacturing for Alliance International, BVBA since July 14, 2006, coinciding with the CLD Acquisition. He was employed by LSG from August 2000 through July 2006, holding several positions including Production Manager, Director of Production and Director of Operations of the Commercial Laundry Division (CLD). Prior to joining LSG, he was employed by Daikin-Europe from July 1992 to August 2000 in several manufacturing positions.

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005 and is currently the Chairman of the Board. Mr. Dolman is a Vice President at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of The Hillman Group Inc. and Easton-Bell Sports, LLC. Mr. Dolman was a board member of Worldspan, L.P. from June 2003 through December 2006. As a result of these and other professional experiences, Mr. Dolman possesses particular knowledge and experience in finance and capital structure and board practices of other major corporations that strengthen the Board of Directors collective qualifications, skills, and experience.

Nicole T. Musicco has been a member of the Board of Directors of ALH since March 16, 2009. Ms. Musicco is a Director at Teachers’ Private Capital. Since joining Teachers’ Private Capital in 2002, Ms. Musicco has worked on a number of transactions including the acquisitions of Worldspan Technologies Inc. and The Hillman Group, the refinancing of Parmalat Canada, and the formation of MidOcean Partners through a management buyout of Deutsche Bank’s private equity portfolio. Prior to joining Teachers’, Ms. Musicco worked in Corporate Finance at Citigroup. Ms. Musicco graduated from the HBA and MBA programs at the Richard Ivey School of Business, and from the B.Sc. Kinesiology program at the University of Western Ontario. As a result of these and other professional experiences, Ms. Musicco possesses particular knowledge and experience in finance and capital structure that strengthen the Board of Directors collective qualifications, skills, and experience.

Charles J. Philippin has been a member of the Board of Directors of ALH since May 1, 2005, and is currently the chair of the audit committee of the Board of Directors. Mr. Philippin is currently the CEO of Sbarbs LLC, a food service management company. From 2002 to 2008, Mr. Philippin was a principal of Garmark Advisors. From 2000 through 2002, Mr. Philippin was CEO of Online Retail Partners. From 1994 through 2000, Mr. Philippin was a member of the management committee of Investcorp International Inc. Prior to 1994, Mr. Philippin was a partner of PricewaterhouseCoopers and was National Director of Mergers & Acquisitions. He currently serves on the Board of Directors of Ulta Salon, Cosmetics & Fragrance, Inc. Mr. Philipin served as a director on the boards of CSK Auto Corporation from January 2004 through July 2008, Competitive Technologies from June 1999 through February 2007 and Samsonite Corporation from October 2003 through October 2007. Mr. Philippin is also a Certified Public Accountant and received a Bachelor’s Degree from the Columbia School of Engineering and Applied Sciences. As a result of these and other professional experiences, Mr. Philippin possesses particular knowledge and experience in accounting, finance, and capital structure and board practices of other major corporations that strengthen the Board of Directors collective qualifications, skills, and experience.

J. Hugh MacDiarmid has been a member of the Board of Directors of ALH since July 26, 2007. Mr. MacDiarmid is currently the President and CEO of Atomic Energy of Canada Limited. Mr. MacDiarmid was the Managing Director of Holden Railway Equipment Corp. from 2005 to 2008. From 2003 through 2005, Mr. MacDiarmid was President and CEO of Laidlaw Transit Inc. From 2001 through 2003, Mr. MacDiarmid was President of Killin Management Corporation. From 1995 through 2001, Mr. MacDiarmid was an Executive Vice-President of Canadian Pacific Railway. Prior to 1995, Mr. MacDiarmid held various executive management positions and was a principal of McKinsey & Company. Mr. MacDiarmid is a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from Stanford University. As a result of these and other professional experiences, Mr. MacDiarmid possesses particular knowledge and experience in international operations and strategic planning and leadership of complex organizations that strengthen the Board of Directors collective qualifications, skills, and experience.

Board of Directors Committees

Alliance Laundry is a limited liability company, and the ultimate function of our Board of Directors is fulfilled by the Board of Directors of ALH which is the single managing member of Alliance Laundry’s parent, Alliance Laundry Holdings LLC.

The audit committee of the Board of Directors is comprised of Messrs. Charles J. Philippin and Shael J. Dolman and Ms. Nicole T. Musicco. Messrs. Philippin and Dolman and Ms. Musicco qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background. Mr. Philippin serves as the committee chair and is an independent member of the Board of Directors. The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

The compensation committee of the Board of Directors (the “Compensation Committee”) is comprised of Mr. Shael J. Dolman and Ms. Nicole T. Musicco. The Compensation Committee will, among other things, review and approve the compensation and benefits of our executive officers, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

The charters of the Audit Committee and the Compensation Committee are available at www.comlaundry.com (investor section).

Board of Directors and Officers of Alliance Laundry Corporation

Mr. L’Esperance is the sole member of the Board of Directors of ALC, and Messrs. Dolman, Rounds and Spiller are the President, Vice President Chief Financial Officer and Assistant Secretary of ALC, respectively. Ms. Musicco is the Secretary of ALC.

Code of Ethics

On February 28, 2005 ALH, ALC and the manager and sole member of each of Alliance Laundry Holdings LLC and Alliance Laundry Systems LLC adopted a code of ethics (“Code”) that applies to our Board of Directors of ALH and the officers of ALH and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting manager and controller of ALH and all of its subsidiaries. We filed the Code as Exhibit 14.1 to our Annual Report on Form 10-K for 2005, posted it on our Internet web site at www.comlaundry.com (investor section) and it is available to any person upon request by calling 920-748-3121.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We believe that a skilled and motivated team of senior executives is essential to building and maintaining a successful company. As a leader in the North American and European stand-alone commercial laundry equipment industry, we also understand that our senior executives are highly sought after. Therefore, our executive compensation program has been designed to attract, motivate, reward, and retain the management deemed essential to achieve our Company objectives, business strategy and financial performance. Our executive compensation program objectives are: (1) to reward executives and key employees for the enhancement of stockholder value; (2) to support an environment that rewards performance with respect to our goals, as well as our performance relative to industry competitors; (3) to integrate compensation programs with our short and long-term strategic plans; (4) to attract and retain key executives critical to our long-term success; and (5) to align the interests of our executives with the long-term interests of our owners through award opportunities that can result in ownership of stock.

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

Components of 2009 Executive Compensation

For the year ended December 31, 2009 the principal components of compensation for the named executive officers were:

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

We consider changes in the base salaries of executive officers at least annually. Decisions to increase or decrease an executive’s compensation materially, if any, are based on: (1) significant changes in individual performance; (2) significant changes in job duties and responsibilities; and/or (3) market surveys or other market data which may indicate that compensation is not competitive.

The base salaries for our named executive officers for the following fiscal years ended December 31 were as follows:

	2009	2008	% Change
Thomas F. L’Esperance	$397,512	$397,512	0.0%	increase
Michael D. Schoeb	$330,750	$330,750	0.0%	increase
Bruce P. Rounds	$240,065	$240,065	0.0%	increase
Jeffrey J. Brothers	$218,078	$218,078	0.0%	increase
Scott L. Spiller	$196,151	$196,151	0.0%	increase

Annual Incentives. From time to time, we award discretionary bonuses to our executive officers and key employees in the form of annual cash bonuses relating to operational achievements during the prior year. Annual incentives are at the discretion of the Compensation Committee and generally relate to the successful completion of Board of Directors approved programs that are in support of our business strategies. For 2009 and 2008, no discretionary bonuses were awarded to our named executive officers. Annual discretionary bonuses are an important component of rewarding each executive’s individual performance in light of our business performance, as well as to provide an overall competitive compensation package.

In awarding annual discretionary bonuses, we consider the following factors:

•	Internal program review as presented by senior management;

•	Individual performance of the executive or key employee; and

•	Our overall Company performance.

Long-Term Cash and Equity Incentives. We maintain an annual bonus plan (“Annual Bonus Plan”) that provides for cash incentive awards to be made to executive officers and key employees upon our Company’s attainment of pre-set Adjusted EBITDA targets, as well as other specified objectives. For the definition of Adjusted EBITDA see “Item 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA.” The pre-set Adjusted EBITDA targets are established annually, at the Compensation Committee’s discretion, as soon as practical after the Board of Directors approves the Company’s budget for a fiscal year. The Compensation Committee establishes a target amount for each executive officer as the cash incentive award for 100% attainment of the pre-set Adjusted EBITDA target. Awards are normally paid in cash in a lump sum following the close of each plan year. Executive officers must be employed on the last day of a plan year to receive an award. However, the plan provides for proration of awards in the event of certain circumstances such as the executive’s termination without cause, death, disability or retirement. We believe the focus on Adjusted EBITDA growth and other identified strategic business objectives as approved by the Board of Directors closely ties this element of executive compensation to our long-term objective to increase shareholder value.

The 2009 Annual Bonus Plan included an Adjusted EBITDA component, a debt paydown component and a working capital component. Within this program, 70% of the target payout was based on attaining an annual Adjusted EBITDA of $77.5M, with adjustments provided for specified items. The minimum threshold Adjusted EBITDA amount for 2009 was $73.8M, subject to similar adjustments. Within the Annual Bonus Program, 15% of the target payout was based on attaining certain debt paydown goals and 15% of the target payout was based on attaining certain working capital goals. The 2009 estimated payments under the Annual Bonus Plan for our named executive officers are as follows:

2009
Thomas F. L’Esperance	$414,728
Michael D. Schoeb	$172,542
Bruce P. Rounds	$100,188
Jeffrey J. Brothers	$87,599
Scott L. Spiller	$78,791

Executive officers also participate in the ALH Holding Inc. Stock Incentive Plan, under which we, at the Compensation Committee’s discretion, grant nonqualified and incentive stock options to our executive officers. We believe the use of stock options is intended to provide incentives to our executive officers to work toward the long-term growth of the Company by providing them with a benefit that will increase only to the extent the value of our common stock increases. The determination of the number of shares granted is based on the level and expected contribution of the executive officer. Under the plan, 84,175 nonqualified stock options were granted to the named executive officers based on stock option agreements executed in 2005. Sixty percent (60%) of these stock options for the named executive officers were time-based, i.e., they vest in annual equal installments over a five-year period. Forty percent (40%) of the options were performance-based, i.e., they vest in five annual installments if certain annual or cumulative earnings targets are met during fiscal years 2005 through 2009. Under the plan, an additional 19,541 nonqualified stock options were granted to Mr. Schoeb in 2008 with similar terms, which vest during fiscal years 2009 through 2013. We believe that this plan and the grant of time-based and performance-based stock options will (1) motivate superior executive performance by means of service and performance related incentives, (2) appropriately align the interests of the executives with the interests of the Company’s shareholders, and (3) enable us to attract and retain the services of a highly effective management team.

Retirement Benefits. Each of the named U.S. executive officers participates in the Alliance Laundry Systems Pension Plan (the “Pension Plan”), which is a qualified, non-contributory defined benefit cash balance plan, that covers all of our U.S. employees other than hourly employees hired on or after December 31, 2006. The pension plan was frozen effective January 1, 2009 for all salaried employees. No salaried employees hired on or after January 1, 2008 are eligible to participate in the pension plan. Prior to January 1, 2008 for eligible salaried employees under the Pension Plan, an account was established for each participant in which pay credits and interest credits are earned, based on a percentage of the participant’s compensation, which is adjusted for age and years of service. Compensation included base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, capped at the applicable IRS annual dollar limits. Effective January 1, 2009, only interest credits are earned on account balances. A participant’s accrued benefits under the Pension Plan vest after five years of service. Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

In addition, substantially all of the U.S. salaried employees, including our named executive officers, participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 100% of the first 6% of the employee’s contributions. Matching contributions vest after three years of service. Prior to January 1, 2008, the Company match was limited to 50% of the first 6% of the employee’s contributions.

We believe that these retirement benefits comprise an important component in our objective of retaining our highly performing executives while attracting additional highly qualified employees in the future.

Severance Benefits. We provide severance benefits to each of our named executive officers, as well as other members of our senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement. In addition, each of Messrs. Rounds, Schoeb, Brothers and Spiller has an executive severance protection agreement with us. The severance agreements for the named U.S. executive officers, which are described in more detail below under “Severance and Change in Control Arrangements,” generally provide for continued salary and health, dental and welfare benefits, as well as additional bonus, in the event that an executive is involuntarily terminated without cause (or, in the case of Mr. L’Esperance, due to death, permanent disability or permanent incapacity). The severance arrangements allow our executives to act in the best interest of our shareholders while mitigating the distraction of personal concerns, such as potential loss of employment, which may arise from their decisions.

Other Employee Benefits. We provide to the named executive officers, standard health, dental, life insurance and other welfare benefits. We believe that providing competitive employee benefits is an important component in our objective of retaining our high-performing executives while attracting other highly qualified employees in the future.

Stock Ownership

We encourage our executive officers and key employees to own shares of ALH. In connection with the Alliance Acquisition, each of the named executive officers, as well as other members of our senior management, has purchased shares of common stock of ALH under our Stock Purchase and Rollover Investment Plan, which was adopted on January 27, 2005. In addition, the stockholders agreement executed in connection with the Alliance Acquisition gives the executive officers and certain other designated management members a preemptive right to purchase, at fair market value, additional shares of our common stock in any new issue in order to maintain their ownership percentage of our common stock. Consistent with this preemptive right, on July 14, 2006 and January 23, 2008 we completed a management offering for participants in our Stock Purchase and Rollover Investment Plan. Under these offerings, our named executive officers purchased, at fair market value, an additional 13,429 shares and 6,033 shares of our common stock, respectively. In addition, in January of 2008, Mr. Schoeb acquired 4,609 shares of common stock. Additional information about the executive officers’ current stock ownership of ALH is available under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We believe that stock ownership serves to attract and retain executives as well as align their interests with the long-term interests of our owners.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We generally structure all our compensation programs so that they are deductible for federal income tax purposes. We are not currently subject to the deduction limitations of Section 162(m) of the Internal Revenue Code of 1986.

Accounting for Stock-Based Compensation

The expenses associated with the stock options issued by us to our executive officers and other key employees are reflected in our financial statements. In the fourth quarter of calendar year 2005, the Company began accounting for these stock-based payments in accordance with current accounting guidance, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. For further discussion see Item 8 – Note 19 “Related Party Transactions” under the heading “ALH Stock Option Plan.” We previously accounted for these awards using the intrinsic value method. Accordingly, we did not recognize compensation expense for the options granted because the options had an exercise price equal to their fair market value on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Shael J. Dolman, Chair

Nicole T. Musicco

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
(a)	(b)		(c)	(d)	(f)	(g)	(h)	(i)	(j)
Thomas F. L’Esperance	2009		377,642	—	49,103	414,728	7,537	18,411	867,420
Chief Executive Officer,	2008		397,512	—	314,627	449,149	29,537	16,572	1,207,397
Director	2007		397,512	1,252,800	160,000	—	30,091	8,556	1,848,959
Michael D. Schoeb	2009		314,217	—	92,980	172,542	522	15,460	595,721
President and Chief Operating	2008		330,750	—	117,806	186,863	13,874	14,430	663,723
Officer	2007	(5)	58,941	—	—	—	—	932	59,873
Bruce P. Rounds	2009		228,064	—	42,639	100,188	9,850	14,281	395,022
Vice President,	2008		231,786	—	248,932	108,503	32,097	14,624	635,942
Chief Financial Officer	2007		206,952	185,600	76,800	—	33,428	6,926	509,706
Jeffrey J. Brothers	2009		207,177	—	44,993	87,599	19,943	16,771	376,483
Senior Vice President,	2008		214,039	—	248,932	94,869	45,681	14,978	618,499
Sales, North America	2007		201,924	203,000	81,600	—	52,098	8,055	546,677
Scott L. Spiller	2009		186,346	—	52,237	78,791	10,490	15,887	343,751
Vice President,	2008		194,039	—	290,619	85,330	30,873	12,889	613,750
Chief Legal Officer, Secretary	2007		187,704	162,400	96,000	—	34,461	6,824	487,389

(1)	A total of 19,541 stock options were granted in 2008 to Mr. Schoeb, in accordance with his employment agreement. Other than Mr. Schoeb, no stock options were granted from 2007 through 2009 to the named executive officers. As discussed below under “ALH Stock Option Plan,” options were granted in 2005 to the named executive officers and other key employees, with a portion of the stock options vesting in annual installments and a portion vesting if certain annual or cumulative earnings targets are met during fiscal years 2006 through 2009. The total number of options granted to the named executive officers that vested during 2009 was 12,446. The amount shown in column (f) is the dollar amount that was recognized in 2009 and 2008 in accordance with current accounting guidance the intrinsic value methodology, which is further discussed in Note 19 to our consolidated financial statements.
(2)	No compensation was earned under the Annual Bonus Plan with respect to fiscal year 2007.
(3)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2008 and December 31, 2009, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There are no above-market or preferential earnings on any deferred compensation accounts.
(4)	All other compensation includes matching contributions related to contributions made by the named executive officers to the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan and Company paid life insurance for the benefit of the named executive officers. Additionally, for Mr. Schoeb, all other compensation includes reimbursement for duplicate housing costs.

(5)	Mr. Schoeb commenced employment with the Company on October 28, 2007. Salary amounts shown herein represent salary earned in 2007. Mr. Schoeb’s base salary at December 31, 2007 was $330,750.

Grants of Plan-Based Awards for Fiscal Year 2009

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
(a)	(c)	(d)	(e)
Thomas F. L’Esperance	—	424,729	637,094
Michael D. Schoeb	—	176,703	265,055
Bruce P. Rounds	—	102,604	153,906
Jeffrey J. Brothers	—	89,711	134,567
Scott L. Spiller	—	80,691	121,037

(1)	The figures in these columns are estimates prepared in accordance with applicable disclosure requirements. See the “Compensation Discussion and Analysis, Long-Term Cash and Equity Incentives,” for a detailed description of the Annual Bonus Plan.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our stock option plan at December 31, 2009 were:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	124,894	$106.56	—

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned (4)	Option Exercise Price (5) ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Thomas F. L’Esperance Units Awarded in 2005	3,900	3,900	13,000	100.00	1/27/2015
Michael D. Schoeb Units Awarded in 2008	2,345	9,380	7,816	130.19	1/31/2018
Bruce P. Rounds Units Awarded in 2005	7,488	1,872	6,240	100.00	1/27/2015
Jeffrey J. Brothers Units Awarded in 2005	7,956	1,989	6,630	100.00	1/27/2015
Scott L. Spiller Units Awarded in 2005	9,360	2,340	7,800	100.00	1/27/2015

(1)	Option awards in the table describe nonqualified stock options granted under the ALH Holding Inc. Stock Incentive Plan. For Messrs. L’Esperance, Rounds and Brothers, sixty percent (60%) of these stock options were time-based, i.e., they vest in annual equal installments over a five-year period between January 27, 2006 and January 27, 2010. Forty percent (40%) of the options were performance-based, i.e., they vest in five annual installments between January 27, 2006 and January 27, 2010 if certain annual or cumulative EBITDA targets are met during fiscal years 2005 through 2009. Specifically, for each fiscal year, one-fifth of the stock options vest if the annual EBITDA target is met. If the annual EBITDA target is not met in a given fiscal year, the stock options may still vest on a “catch-up” basis if the cumulative EBITDA target is met for a subsequent fiscal year. The annual and cumulative EBITDA targets were pre-set at the time the stock options were granted. The stock options will accelerate if the Company experiences a change in control, as described below under “Severance and Change of Control Arrangements.” During 2008, Mr. L’Esperance exercised 11,700 stock options. No other stock options have been exercised as of December 31, 2009. The options for Mr. Schoeb are similarly structured but vest between January 27, 2008 and January 27, 2013.
(2)	This column represents the number of time-based stock options that had vested and remain outstanding as of December 31, 2009.
(3)	This column represents the number of time-based stock options that had not vested as of December 31, 2009.

(4)	This column represents the number of performance-based stock options that have not yet been earned by the named executive officers. Because none of the EBITDA targets have been met since the granting of the options, none of these options have vested (or been “earned”) to date. However, as described in Footnote 1 to this table, these options may still vest on a “catch-up” basis.
(5)	The exercise price for the options is equal to the grant date fair market value of a share of ALH common stock.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Thomas F. L’Esperance	Pension Plan	11	207,979	—
Michael D. Schoeb	Pension Plan	1	14,396	—
Bruce P. Rounds	Pension Plan	19	271,821	—
Jeffrey J. Brothers	Pension Plan	30	550,332	—
Scott L. Spiller	Pension Plan	20	289,486	—

(1)	The present value of accumulated benefit equals the value the executive’s cash balance account earned as of December 31, 2009 which is the relevant 2009 measurement date used by the plan for financial reporting purposes.

The Alliance Laundry Systems Pension Plan (the “Pension Plan”) is a qualified, non-contributory defined benefit cash balance plan. The Pension Plan presently covers all U.S. employees other than hourly employees hired on or after December 31, 2005 and salaried employees hired on or after January 1, 2008. Substantially all of our eligible salaried employees, including our executive officers, participate in the Pension Plan. The cost of the pension plan is borne entirely by us. Under the provisions of the Pension Plan for salaried employees, a cash balance account is established for each participant in which annual pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s compensation adjusted for age and years of service in accordance with the following table:

                                           Pension Plan Pay Credits Table

Total of Age and Years of Service	Base Remuneration Credit rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $62,165 (indexed for years after 2006) at the lesser of 5% or the percentage used per the above table. Effective January 1, 2009, the Pension Plan was frozen and will no longer provide annual pay credits. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 1.47% for 2009. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $245,000 in 2009. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, but is capped at the applicable IRS annual dollar limits. A participant’s accrued benefit under the Pension Plan vests after five years of service (effective January 1, 2009, a salaried employee vests after three years of service). Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 100% of the first 6% of the employee’s contributions. Matching contributions vest after three years of service. Prior to January 1, 2008, the Company match was limited to 50% of the first 6% of the employee’s contributions.

Severance and Change in Control Arrangements

Severance Benefits

The Company provides severance benefits to each of its named executive officers, as well as other members of its senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement with the Company. In addition, each of Messrs. Rounds, Schoeb, Brothers and Spiller has an executive severance protection agreement with the Company.

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

In the event that any of Messrs. Rounds, Schoeb, Brothers and Spiller is terminated by the Company without cause, he is entitled to receive 12 months of continued base salary. Messrs. Rounds, Schoeb, Brothers and Spiller are also entitled to 12 months of continued medical, dental and health benefits, and a pro-rated bonus for the fiscal year in which the termination occurs. The executives are subject to one-year non-competition and non-solicitation covenants, which are conditions to their receipt of the severance benefits.

The table below reflects estimated severance benefits which each named U.S. executive officer would be entitled to receive, had a qualifying termination occurred on December 31, 2009. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect the actual amounts that would be paid to the executives, which would only be known upon an actual qualifying termination.

	Continued Salary	Bonus	Medical, Dental and Health Benefits	Total
	($)	($)	($)	($)
Thomas F. L’Esperance	795,088	424,729	25,475	1,245,292
Michael D. Schoeb	330,776	176,703	12,738	520,217
Bruce P. Rounds	240,084	102,604	12,738	355,426
Jeffrey J. Brothers	218,095	89,711	12,738	320,544
Scott L. Spiller	196,166	80,691	12,738	289,595

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

The Company does not have any other change in control arrangements with its executive officers.

Director Compensation

Compensation of Directors

	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Shael J. Dolman	$—	$—	$—	$—	$—	$—	$—
Nicole T. Musicco	—	—	—	—	—	—	—
Thomas F. L’Esperance	—	—	—	—	—	—	—
Charles J. Phillipin	51,000	—	—	—	—	—	51,000
J. Hugh MacDiarmid	35,000	—	—	—	—	—	35,000

Mr. Philippin is paid a fee of $30,000 per year as an independent member of the Board of Directors and a fee of $10,000 per year for his role as audit committee chair. In addition, Mr. Philippin is paid a meeting fee of $1,250 for each board meeting attended and $1,000 for each audit committee meeting attended plus reimbursable travel expenses. In 2009 Mr. Philippin received $51,000 in director fees and was reimbursed $5,313 for travel and related expenses for a total of $56,313 in director’s fees and reimbursable expenses. Mr. MacDiarmid is paid a fee of $30,000 per year as an independent member of the Board of Directors. In addition, Mr. MacDiarmid is paid a meeting fee of $1,250 for each board meeting attended plus reimbursable travel expenses. In 2009 Mr. MacDiarmid received a total of $37,179 in director’s fees and reimbursable expenses. Messrs. Dolman and L’Esperance and Ms. Musicco, as non-independent directors, receive no fees, but all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. The Compensation Committee reviews director compensation from time to time and is responsible for recommending appropriate increases in such compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Dolman and Ms. Musicco, with Mr. Dolman acting as chair. Mr. Dolman and Ms. Musicco serve as President and Secretary, respectively, of ALH and ALC. There are no other items to report related to Compensation Committee interlocks or insider participation relationships with the Company by its members.

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

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 8, 2010 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s Board of Directors;

•	each of our named executive officers; and

•	all members of ALH’s Board of Directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2010 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned (1)
OTPP	1,294,259	90.0%
Thomas F. L’Esperance	58,056	4.0
Michael D. Schoeb	9,299	0.6
Bruce P. Rounds	19,000	1.3
Jeffrey J. Brothers	21,314	1.5
Scott L. Spiller	27,597	1.9
All employee directors and executive officers as a group(2)	163,282	10.9
Shael J. Dolman(3)(4)	1,294,259	90.0
Nicole Musicco(3)(4)	1,294,259	90.0

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions and subsequent equity offerings. For each individual named in this table, the number of shares beneficially owned, as well as the corresponding percentage of shares owned, also includes vested stock options.

(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Mr. Dolman and Ms. Musicco may be deemed to have the power to dispose as described in footnote (4) below.
(3)	The address of each of Mr. Dolman and Ms. Musicco is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(4)	Represents the shares of ALH common stock held by OTPP. Mr. Dolman and Ms. Musicco may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the Board of Directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

DESCRIPTION OF CAPITAL STOCK

All of Alliance Laundry’s issued and outstanding equity interests are owned by Alliance Holdings and all of Alliance Holdings’ equity interests are owned by ALH. The following is a summary description of ALH’s capital stock and certain terms of its second amended and restated certificate of incorporation and its amended and restated by-laws, which became effective upon the consummation of the Transactions.

Authorized Capitalization

ALH’s authorized capital stock as of March 8, 2010 consists of:

•

2,000,000 shares of common stock, par value $0.01 per share of which 1,438,426 were issued and outstanding and of which 1,432,781 shares were issued to OTPP and members of our current management, and 124,894 stock options related to the right to acquire shares of which 121,852 have been granted to certain members of current management; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the amended stockholders agreement. See Item 13, “Certain Relationships and Related Transactions—Stockholders Agreement.”

Our stock option plan has not been formally approved by our shareholders, although the members of our Compensation Committee are affiliated with OTPP, our largest shareholder. A description of the plan may be found in our Compensation Discussion and Analysis and in the footnotes to the tables that follow it.

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

Voting Agreements. In connection with the consummation of the Alliance Acquisition, ALH entered into a stockholders agreement with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the Board of Directors of ALH for so long as he serves as the Chief Executive Officer. OTPP has the right to designate a majority of the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP. See Item 13, “Certain Relationships and Related Transactions—Stockholders Agreement.”

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

Stockholders Agreement

Concurrent with the closing of the Alliance Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The Stockholders Agreement provides that the Chief Executive Officer of ALH will be a member of the Board of Directors of ALH. OTPP has the right to designate the other directors. The Stockholders Agreement provides that the other parties to the Stockholders Agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

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

In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties at any time after the six month anniversary of the Alliance Acquisition, subject to certain exceptions. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to an independent third party in a liquidity event (as defined in the Stockholders Agreement). The management stockholders are subject to “call” rights, which entitle ALH to require a management stockholder to sell ALH shares of common stock held by such management stockholder, upon any termination of the employment of the management stockholder, or the employee affiliated with such stockholder, with ALH or its subsidiaries, at differing prices, depending upon the circumstances of the termination. The Stockholders Agreement also contains a provision that requires ALH to offer the management stockholders, as long as such management stockholder or the employee affiliated with such management stockholder is employed by ALH or its subsidiaries at such time, the right to purchase equity securities of ALH in a new issuance to OTPP on a pro rata basis, subject to certain exceptions. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an initial public offering (as defined in the Stockholders Agreement).

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2009 the audit committee pre-approved the continuation of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2009 and 2008, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP during 2009 were pre-approved by the Board of Directors.

	2009	2008
	(in thousands)
Audit Fees(1)	$731.4	$738.8
Audit-related Fees(2)	274.8	339.2
Tax Fees(3)	244.6	316.8
All Other Fees(4)	1.5	1.5

Total	$1,252.3	$1,396.3

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees include out-of-pocket expenses incurred by PricewaterhouseCoopers LLP while completing the financial statement audit. The audit-related fees for 2009 include services for consultations regarding matters related to the ALERT2009 financing facility.
(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees in 2009 and 2008 relate to software subscriptions and technical accounting seminars.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules.”

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits.”

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits.”

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 8th day of March 2010.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	3/8/10

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	3/8/10

Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 8, 2010, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ THOMAS F. L’ESPERANCE
Thomas F. L’Esperance Chief Executive Officer

/s/ SHAEL J. DOLMAN
Shael J. Dolman Director

/s/ NICOLE T. MUSICCO
Nicole T. Musicco Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders, proxy statements or forms of proxies or other proxy soliciting materials have been or will be sent to any of the Registrant’s stockholders.

Item 15(a)(1), (2) and (3), and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules:

The following consolidated financial statement schedule of Alliance Laundry Holdings LLC is included in Item 15(a),

Schedule II Valuation and Qualifying Accounts	112

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To

2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.3 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2)

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005 (as in effect March 12, 2009), by and among Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC and Citibank, N.A. as administrative agent and swing line lender.	Exhibit 10.1 to the Registrant’s Form 8-K, dated March 16, 2009 (file no. 333-56857)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.3	Supply Agreement dated as of May 1, 2008, by and among Coinmach Corporation, and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 7, 2008 (file no. 333-56857-2)

10.4	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 10, 2005 (file no. 333-56857-2)

10.5	Lease agreement, dated November 11, 2005 between Alliance Laundry Systems LLC (tenant) and 700 Stanton Drive, LLC (landlord).	Exhibit 10.15 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.6	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.7	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

10.8	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.9	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.10	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.11	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.12	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.13	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.14	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.15	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.16	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.17	Indenture, dated as of June 26, 2009, between Alliance Laundry Equipment Receivables Trust 2009-A and The Bank of New York Mellon, as indenture trustee.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To

10.18	Purchase Agreement, dated as of June 26, 2009, between Alliance Laundry Equipment Receivables 2009 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.19	Pooling and Service Agreement, dated June 26, 2009, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2009 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2009-A as issuer.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.20	Trust Agreement, dated June 19, 2009, between Alliance Laundry Equipment Receivables 2009 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.5 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.21	Administration Agreement, dated June 26, 2009, among Alliance Laundry Equipment Receivables Trust 2009-A, Alliance Laundry Systems LLC and The Bank of New York Mellon.	Exhibit 10.6 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.22	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2009 LLC, dated as of June 19, 2009.	Exhibit 10.7 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.23	Note Purchase Agreement, dated as of June 26, 2009, among Alliance Laundry Equipment Receivables Trust 2009-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2009 LLC as the transferor, the Note Purchasers party hereto, NATIXIS Financial Products Inc. as administrative agent and an agent and The Other Agents Hereto.	Exhibit 10.4 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 11, 2009 (file no. 333-56857-2)

10.24	Employment Agreement, dated as of September 26, 2007, by and between Alliance Laundry Systems LLC and Michael D. Schoeb.	Exhibit 10.25 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008 (file no. 333-56857-2)

10.25	Amended and Restated ALH Holding Inc. Stock Incentive Plan, as adopted on January 31, 2008.	Exhibit 10.26 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To

10.26	Second Amended and Restated ALH Holding Inc. Stock Purchase a Rollover Investment Plan, as adopted January 31, 2008.	Exhibit 10.27 to Alliance Laundry Systems LLC’s Form 10-K, dated March 11, 2008 (file no. 333-56857-2)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics.	Exhibit 14.1 to Alliance Laundry Systems LLC’s Form 10-K, dated March 18, 2005 (file no. 333-56857-2)

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith