Form 10-Q
period 2010-03-31
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2010-05-10
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 10, 2010: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended March 31, 2010

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ ultimate parent entity. Unless the context otherwise requires, references to “United States and Canada,” “Europe,” “Latin America,” “Asia” and “Middle East & Africa” are to each of our reporting segments. Unless otherwise stated, all amounts are in thousands of U.S. dollars.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$26,176	$24,615
Restricted cash - for securitization investors	17,958	—
Accounts receivable, net	21,697	21,323
Inventories, net	47,402	47,085
Retained beneficial interests in accounts receivable	—	26,367
Accounts receivable - restricted for securitization investors	58,955	—
Loans receivable - restricted for securitization investors	40,127	—
Deferred income tax asset, net	11,496	11,373
Prepaid expenses and other assets	4,188	4,014

Total current assets	227,999	134,777
Loans receivable, net	2,963	2,730
Property, plant and equipment, net	60,284	62,532
Goodwill	181,654	183,310
Retained beneficial interests in financial assets	—	46,793
Loans receivable, net - restricted for securitization investors	222,856	—
Deferred income tax asset	3,722	—
Debt issuance costs, net	3,891	4,353
Intangible assets, net	136,391	137,678

Total assets	$839,760	$572,173

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$336	$835
Revolving credit facility	—	—
Accounts payable	34,567	34,351
Asset backed borrowings - owed to securitization investors	71,157	—
Other current liabilities	28,721	32,590

Total current liabilities	134,781	67,776
Long-term debt and capital lease obligations	277,775	280,413
Asset backed borrowings - owed to securitization investors	194,718	—
Deferred income tax liability, net	10,464	9,057
Other long-term liabilities	22,981	22,139

Total liabilities	640,719	379,385
Commitments and contingencies (See Note 15)
Member(s)’ equity	199,041	192,788

Total liabilities and member(s)’ equity	$839,760	$572,173

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Net revenues:
Equipment and service parts	$91,375	$93,341
Equipment financing, net	1,305	3,024

Net revenues	92,680	96,365
Cost of sales	66,019	73,347

Gross profit	26,661	23,018

Selling, general and administrative expense	14,027	13,232
Securitization and other costs, net	—	347

Total operating expenses	14,027	13,579

Operating income	12,634	9,439
Interest expense	5,694	5,883

Income before taxes	6,940	3,556
Provision for income taxes	2,417	1,278

Net income	$4,523	$2,278

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$4,523	$2,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,317	4,311
Non-cash interest expense (income)	23	(592)
Non-cash (gain) loss on commodity & foreign exchange contracts, net	205	(238)
Non-cash executive unit compensation	567	420
Non-cash income from loan forgiveness	(13)	—
Deferred income taxes	1,573	642
Loss on sale of fixed assets	10	—
Other, net	—	43
Changes in assets and liabilities:
Accounts and notes receivable	(911)	(902)
Accounts receivable - restricted for securitization investors	8,498	—
Inventories	(1,005)	1,206
Retained beneficial interest	—	1,641
Loans receivable, net - restricted for securitization investors	(2,457)	—
Other assets	(424)	148
Accounts payable	684	(4,117)
Other liabilities	(2,988)	(3,611)

Net cash provided by operating activities	12,602	1,229

Cash flows from investing activities:
Capital expenditures	(1,525)	(855)
Restricted cash - for securitization investors	737	—

Net cash used in investing activities	(788)	(855)

Cash flows from financing activities:
Principal payments on long-term debt	(3,000)	(20,000)
Change in other long-term debt, net	(139)	(139)
Net decrease in asset backed borrowings related to securitized accounts receivable	(5,859)	—
Net decrease in asset backed borrowings related to securitized loans receivable	(1,222)	—
Member contributions	—	14,500

Net cash used in financing activities	(10,220)	(5,639)

Effect of exchange rate changes on cash and cash equivalents	(33)	(349)

Increase (decrease) in cash and cash equivalents	1,561	(5,614)
Cash and cash equivalents at beginning of period	24,615	14,314

Cash and cash equivalents at end of period	$26,176	$8,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,288	$9,277
Cash paid for income taxes	$149	$57

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following Securities and Exchange Commission rules for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of our financial position and operating results, other than for the consolidation of the New Asset Backed Facility discussed in Note 4. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. This report on Form 10-Q for the quarter ended March 31, 2010 should be read in conjunction with our consolidated financial statements presented in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior year amounts on the Condensed Consolidated Statements of Cash Flows have been reclassified for comparative purposes to conform to the current year presentation.

In 2005, Alliance Laundry issued 8 1/2% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”), that were guaranteed by Alliance Holdings. Alliance Laundry Corporation was a co-issuer of the Senior Subordinated Notes. Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry. The financial statements of Alliance Laundry also represent the financial statements of Alliance Holdings as Alliance Holdings has no material assets or operations other than its ownership interest in Alliance Laundry.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following:

	March 31, 2010	December 31, 2009
Materials and purchased parts	$19,113	$19,039
Work in process	8,588	8,344
Finished goods	23,566	23,239
Inventory reserves	(3,865)	(3,537)

	$47,402	$47,085

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reporting segment for the three months ended March 31, 2010 are summarized below (in millions):

	United States and Canada	Europe	Latin America	Asia	Middle East & Africa	Consolidated
Balance, December 31, 2009	$150.4	$27.8	$0.6	$2.8	$1.7	$183.3
Currency translation	—	(1.6)	—	—	—	(1.6)

Balance, March 31, 2010	$150.4	$26.2	$0.6	$2.8	$1.7	$181.7

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Amortization expense	$1,352	$1,361

The following is a summary of identifiable intangible assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets	$52,395	$28,841	$23,554	$52,587	$27,890	$24,697
Non-amortizable intangible assets	112,837	—	112,837	112,981	—	112,981

	$165,232	$28,841	$136,391	$165,568	$27,890	$137,678

NOTE 4. ASSET BACKED FACILITY

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by the Company. Through June 25, 2010, the revolving period of the New Asset Backed Facility (the “Revolving Period”), Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the New Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. Provided no event of default or rapid amortization event has occurred and is continuing, the administrative agent and noteholders under the New Asset Backed Facility have the right to extend the termination date of the Revolving Period to June 25, 2011 upon a request by ALERT 2009A and will inform ALERT 2009A at least thirty (30) days prior to the termination date whether such date is extended. The request for extension to June 25, 2011 has been sent to the administrative agent and noteholders and the Company currently expects to obtain the extension. An inability to extend the Revolving Period or replace this facility could have a material adverse effect on business, financial condition and results of operations, including the Company’s revenue, EBITDA, liquidity and leverage. After the Revolving Period, or June 25, 2011 if the Revolving Period is extended (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of March 31, 2010, the balance of variable funding notes due to lenders under the New Asset Backed Facility for equipment loans and trade receivables was $229.7 million and $36.2 million, respectively.

The New Asset Backed Facility replaces a similar facility previously maintained with affiliates of Natixis Financial Products Inc., BMO Capital Markets Corp. and The Bank of Nova Scotia (the “Old Asset Backed Facility”). In connection with the establishment of the New Asset Backed Facility on June 26, 2009, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the Old Asset Backed Facility to the New Asset Backed Facility.

Additional advances under the New Asset Backed Facility are subject to certain continuing conditions, including but not limited to: (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations. In addition to performance measures associated with the transferred trade receivables and equipment note receivables, there are other events or conditions which could trigger a rapid amortization event. As of March 31, 2010 no rapid amortization events have occurred.

The variable funding notes issued under the New Asset Backed Facility will commence amortization, and borrowings under the New Asset Backed Facility will cease prior to the end of the Revolving Period (or June 25, 2011 if the Revolving Period is extended) upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the New Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is mitigated by credit enhancement, provided by us in the form of cash reserves, letters of credit ($34.0 million as of March 31, 2010) and over-collateralization. Upon transfer of the trade receivables and equipment loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ noteholders and the Company. Noteholders are allocated cash flows derived from the activities of the securitized pools of trade receivables and equipment loan receivables. Any remaining monies in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the New Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for Alliance Laundry’s retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. Alliance Laundry also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and is paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard relating to the consolidation of variable interest entities and an accounting standard relating to the accounting for transfers of financial assets. The accounting guidance for variable interest entities eliminates the scope exception for qualified special purpose entities (“QSPEs”) as the accounting guidance for transfers of financial assets eliminated the concept of QSPEs. In addition, the accounting guidance relating to the transfers of financial assets requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. In addition to eliminating the concept of QSPEs, this guidance changes the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. We adopted the new accounting guidance on January 1, 2010.

In evaluating the above accounting standards, the Company first evaluated if the trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, we have concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust’s economic performance. Rather, the servicer (the Company), through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

•

We hold variable interests in trust, primarily through the retained beneficial interests and credit enhancements. These variable interests provide us with the obligation to absorb losses and receive benefits that could be potentially significant to the trust as the risk of loss to the note purchasers resulting from an event of default or rapid amortization event is protected by these variable interests in the form of cash reserves, letter of credit and over-collateralization.

Based on the above, we have concluded that we are the primary beneficiary of the trust as (1) we have the power to direct the activities of the trust that most significantly impact the trust’s economic performance and (2) we have the obligation/right to absorb losses/receive benefits that could potentially be significant to the trust. As a result, we consolidated the trust in accordance with our adoption of the new variable interest entity guidance on January 1, 2010.

Under the new variable interest entity accounting guidance, the Company initially measured the assets, liabilities, and non-controlling interests of the trust at their carrying amounts. Carrying amounts refer to the amounts at which the assets, liabilities, and non-controlling interests would have been carried in the consolidated financial statements if this guidance had been effective when the Company first met the conditions of being the primary beneficiary. The impact of consolidating the carrying values of the assets and liabilities of the trust was recorded as a cumulative effect adjustment to retained earnings. As a result of the adoption of the new accounting guidance, the Company’s transfers of equipment loans and trade receivables to the trust are no longer recognized in the consolidated financial statements. Accordingly, no gains/losses upon sale are recognized. The consolidation of the trust did not have a significant impact on the Company’s compliance with its debt covenants as the existing covenant calculations exclude the effects of the New Asset Backed Facility.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Using the carrying amounts of the trust assets and liabilities as prescribed by this guidance, the Company recorded a $278.4 million increase in total assets, a $273.6 million increase in total liabilities and a $4.8 million cumulative effect increase in stockholder’s equity. The primary transition adjustments, which were reflected as non-cash adjustments, include:

•	Consolidation of $340.6 million of gross receivable assets ($67.5 million related to trade receivables and $273.1 million related to equipment loans).

•	Consolidation of $273.0 million of variable funding notes debt ($42.1 million related to trade receivables and $230.9 million related to equipment loans).

•	Consolidation of $18.7 million of restricted cash collateral accounts.

•	Recording of a $9.9 million allowance for loan losses, not previously required under generally accepted accounting principles (“GAAP”), for the newly consolidated equipment loan receivables.

•	Recording of a $3.7 million deferred tax asset related to the establishment of the allowance for loan losses discussed above

•	Recording of an interest rate cap valued at $0.8 million, to limit exposure on the interest expense on the variable funding note debt.

•	Elimination of retained interests in trade receivables and equipment loans receivable ($26.4 million for trade receivables and $46.8 million for equipment loans receivables).

The assets of the consolidated ALERT 2009A trust include restricted cash and certain trade and equipment loan receivables, which are restricted to settle the obligations of the trust. Liabilities of the consolidated trust include secured borrowings which are not an obligation of ALS. The creditors of the trust do not have access to the assets of ALS.

The Company’s balance sheet, income statement and cash flow statement as of and for the year ended December 31, 2009 have not been retrospectively adjusted to reflect the new accounting guidance. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

Balance Sheet

•	Restricted cash – for securitization investors

•	Accounts receivable, net

•	Retained beneficial interests in accounts receivable

•	Accounts receivable – restricted for securitization investors

•	Retained beneficial interests in financial assets

•	Loans receivable, net – restricted for securitization investors (current and long-term)

•	Deferred income tax asset

•	Accounts payable

•	Asset backed borrowings – owed to securitization investors (current and long-term)

Income Statement

•	Equipment financing, net

•	Selling, general and administrative expense

•	Interest expense

Cash flow

•	Restricted cash – for securitization investors

•	Accounts receivable – restricted for securitization investors

•	Loans receivable, net – restricted for securitization investors

•	Net decrease in asset backed borrowings related to securitized accounts receivable

•	Net decrease in asset backed borrowings related to securitized loans receivable

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 5. SECURITIZATION ACTIVITIES

As discussed in greater detail in Note 4 - Asset Backed Facility above, beginning on January 1, 2010 the Company’s securitization is accounted for as a secured borrowing and the trust is treated as a consolidated subsidiary of the Company. The following lines of the Company’s balance sheet are specific to the Company’s securitization and are restricted for securitization investors only:

•	Restricted cash – for securitization investors

•	Accounts receivable – restricted for securitization investors

•	Loans receivable, net – restricted for securitization investors (current and long-term)

•	Asset backed borrowings – owed to securitization investors

Certain aspects of the Company’s retained interest in the assets of the trust now constitute intercompany positions, which are eliminated in the preparation of the Company’s consolidated balance sheet. Trust receivables underlying the Company’s retained interest are recorded in accounts receivable – restricted for securitization investors and loans receivable, net – restricted for securitization investors.

Restricted Cash – for securitization investors

To protect the noteholders of the trust, additional collateral in the form of a cash reserve equal to 1% of the trade receivable and equipment note receivable balances is maintained, as well as a yield account for lower interest rate loans. Additionally, collection accounts to facilitate the collection and disbursement of funds are maintained separately for trade receivables and equipment note receivables. The components of restricted cash are shown below.

March 31, 2010
Cash reserve accounts	$3,297
Collection accounts - trade receivables	3,265
Collection accounts - equipment loans	11,396

Restricted cash - for securitization investors	$17,958

Securitization Activities

The Company transfers accounts receivable and equipment loans to our special-purpose bankruptcy remote subsidiary in the ordinary course of business as part of our ongoing securitization activities. In our securitization transactions, ALS receives a combination of cash and residual interests in the assets transferred. At March 31, 2010, the residual interests in accounts receivable were:

Current
Accounts receivables - restricted for securitization investors	$58,955
Less: asset backed borrowings - owed to securitization investors	(36,192)

Company’s residual interest in securitized accounts receivable	$22,763

At March 31, 2010, the residual interest in securitized loans receivable were:

	Current	Long term
Loans receivable - restricted for securitization investors	$43,147	$229,620
Less: bad debt reserve on loans receivable	(3,020)	(6,764)

Loans receivable, net - restricted for securitization investors	40,127	222,856
Less: asset backed borrowings - owed to securitization investors	(34,965)	(194,718)

Company’s residual interest in securitized loans receivables	$5,162	$28,138

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Asset backed borrowings – owed to securitization investors

The current portion of the asset backed borrowings owed to securitization investors in the Company’s consolidated balance sheet represents the third party noteholders’ interest in trade receivables. The long-term portion of the asset backed borrowings owed to securitization investors in the Company’s Condensed Consolidated Balance Sheets represents the third party noteholders’ interest in equipment note receivables. Amounts owed to securitization investors as of March 31, 2010 for their interest in securitized trade receivables and loans receivable were $36.2 million and $229.7 million, respectively.

Other trust items

An interest rate cap is in place as part of the New Asset Backed Facility to limit our exposure to interest rate increases which may adversely affect the overall performance of our equipment financing activities. The interest rate cap limits the Company’s exposure to fluctuations in interest rates to 6.27% for fixed rate loans. The notional amount of the cap, which was $57 million at March 31, 2010, varies based on the originations and payoffs of our fixed-rate loan portfolio. The interest rate cap expires on June 30, 2019. Fair value disclosures related to the interest rate cap agreement are shown below.

		March 31, 2010
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Interest rate cap	$57,000	$412	$—	Accounts receivable, net	Through 6/30/19

Total undesignated derivatives		$412	$—

Undesignated Hedges	Location in Statement of Income	(Loss) Recognized on Undesignated Hedges
		Three Months Ended March 31, 2010
Interest rate cap	Interest expense	$(384)

		$(384)

	March 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Interest rate cap	—	412	—	412

Total assets	$—	$412	$—	$412

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Equipment financing, net as shown in the Condensed Consolidated Statements of Income is comprised of the following amounts:

Three Months Ended March 31, 2010
Interest income	$5,096
Other income	199
Interest expense on asset backed borrowings - owed to securitization investors	(1,933)
Underwriting and collection expenses	(866)
Bad debt expense	(1,191)

Equipment financing, net	$1,305

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Risk. Borrowings outstanding under the Senior Credit Facility totaled $128.0 million at March 31, 2010. Through December 31, 2009, an interest rate swap agreement was in place that limited our exposure to changes in interest rates on $110.0 million of borrowings outstanding under the Senior Credit Facility. Beginning January 1, 2010, the Senior Credit Facility interest rate is variable. We did not designate these contracts as hedge transactions and, as such, mark-to-market impacts were recorded in current earnings through December 31, 2009. As noted in Note 5 – Securitization Activities, the Company maintains an interest rate cap related to its asset backed borrowings – owed to securitization investors.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2010, we were managing $15.0 million of Euro and Swedish Krona foreign currency contracts, which are not designated as accounting hedges.

Our primary translation exchange risk exposure at March 31, 2010 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at quarter end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at March 31, 2010 was a $2.5 million gain. The net amount invested in foreign operations at March 31, 2010 was approximately $51.3 million, for which no hedges have been established.

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

From time to time, we enter into contracts with our vendors to fix commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2010, we were managing $1.9 million of nickel hedge contracts, $0.8 million of copper hedge contracts and $0.4 million of aluminum hedge contracts, which are not designated as accounting hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Condensed Consolidated Balance Sheets at March 31, 2010 and 2009, respectively:

	Notional Amount	March 31, 2010
		Fair Value of
		Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Foreign currency hedges	$14,988	$—	$662	Accounts receivable, net	Various through 3/31/11
Commodity hedges	3,225	1,267	—	Accounts receivable, net	Various through 12/31/10

Total undesignated derivatives		$1,267	$662

		March 31, 2009		Location on Balance Sheet	Term
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities
Undesignated derivatives
Interest swaps/options	$110,000	$—	$2,322	Other current liabilities	Through 12/31/09
Foreign currency hedges	9,422	—	51	Other current liabilities	Various through 12/31/09
Commodity hedges	3,583	158	1,844	Other current liabilities	Various through 12/31/09

Total undesignated derivatives		$158	$4,217

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The effects of derivative instruments on our Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 are as follows:

Undesignated Hedges	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
		Three Months Ended March 31, 2010
Foreign currency hedges	Cost of sales	$(748)
Commodity hedges	Cost of sales	966

		$218

Undesignated Hedges	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
		Three Months Ended March 31, 2009
Interest swaps/options	Interest expense	$23
Foreign currency hedges	Cost of sales	(428)
Commodity hedges	Cost of sales	(183)

		$(588)

NOTE 7. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value, primarily related to financial products, included in our Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Commodity contracts	$—	$1,267	$—	$1,267

Total assets	$—	$1,267	$—	$1,267

Liabilities
Derivative financial instruments
Foreign exchange contracts	$—	$662	$—	$662

Total liabilities	$—	$662	$—	$662

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Commodity contracts	$—	$702	$—	$702
Foreign exchange contracts	—	146	—	146
Securitized retained interests	—	—	73,160	73,160

Total assets	$—	$848	$73,160	$74,008

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

As discussed in greater detail in Note 4 – Asset Backed Facility, the underlying assets and liabilities supporting the retained beneficial interests in equipment loans and trade receivables were consolidated into the financials of the Company effective January 1, 2010, thus eliminating the retained beneficial interest asset. Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009. These instruments, related to retained beneficial interests in equipment loans and trade receivables, were valued using pricing models that, in management’s judgment, reflected the assumptions a marketplace participant would use.

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, Accounts receivable – restricted for securitization investors, Loans receivable – restricted for securitization investors, Accounts payable and Asset backed borrowings – owed to securitization investors approximate fair value due to the short-term nature or since longer-term instruments have interest at variable rates that re-price frequently. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of the Senior Subordinated Notes at March 31, 2010 was approximately $149.6 million based upon prices prevailing in recent market transactions. The fair value of commodity and foreign exchange hedges are obtained based upon third party quotes as disclosed in Note 6 – Derivative Financial Instruments. See Note 5 – Securitization Activities for fair value disclosures related to the Company’s interest rate cap.

NOTE 8. INCOME TAXES

During the first quarter of 2010, the Company calculated its estimated annual effective tax rate to be 33.4%, compared to 23.4% at December 31, 2009. This increase is primarily related to the $1.4 million valuation allowance that was reversed during 2009, creating a larger benefit in 2009, and lower energy tax credits expected to be earned during 2010 in the United States. The effective tax rate (including discrete items) for the three month period ending March 31, 2010 was 34.8%. At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

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

The Company has approximately $0.1 million of unrecognized tax benefits as of March 31, 2010 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States, subsequent to 2006 in Luxemburg and subsequent to 2007 in Belgium.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 9. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million New Asset Backed Facility as described in Note 4 – Asset Backed Facility above. Pursuant to the terms of the New Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the New Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2010 was $34.0 million.

We offer warranties to our customers depending upon the specific product and its use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$7,490	$7,985
Currency translation adjustment	(66)	(60)
Accruals for current and pre-existing warranties issued during the period	1,327	1,281
Settlements made during the period	(1,282)	(1,303)

Balance at end of period	$7,469	$7,903

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Service cost	$184	$172	$35	$40
Interest cost	858	859	38	42
Expected return on assets	(747)	(814)	—	—
Amortization of prior service cost	1	1	(5)	(5)
Amortization of loss	322	248	4	15

Net periodic benefit cost	$618	$466	$72	$92

Employer Contributions

During 2010, the Company expects to contribute $3.0 million to its Alliance Laundry Systems defined benefit pension plans.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt, other than debt related to securitization activities discussed in Note 5 – Securitization Activities, consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Senior Credit Facility	$128,000	$131,000
Senior subordinated notes	149,734	149,711
Revolving credit facility	—	—
Other long-term debt	87	120
Capital lease obligations	290	417

Gross long-term debt	278,111	281,248
Less: current portion	(336)	(835)

	$277,775	$280,413

The Company prepaid $3.0 million of its Senior Credit Facility obligation during the first quarter of 2010. After considering scheduled payments and voluntary prepayments made through March 31, 2010, the term loan facility requires quarterly principal payments of approximately $0.3 million beginning June 30, 2011 through December 31, 2011. The final principal payment of $127.0 million is due on January 27, 2012. At March 31, 2010, the Company had no outstanding borrowings under its Revolving Credit Facility. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) by Alliance Finance LLC to a related party were used to pre-pay the Senior Credit Facility during the first quarter of 2009. See Note 13 – Member(s)’ Equity for further discussion of the PIK Note. As discussed in greater detail in Note 5 – Securitization Activities, the Company had total debt outstanding of $265.9 million related to its securitization activities.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. Effective March 31, 2010, the applicable margin for the Revolving Credit Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on The Term Loan Facility borrowings as of March 31, 2010 was 2.73%. In addition, the applicable margin for the Revolving Credit Facility and the Term Loan Facility is subject to a step-down or step-up based upon the corporate credit rating of Alliance Laundry.

To manage a portion of the Company’s exposure to changes in LIBOR based interest rates on its variable rate debt, the Company entered into interest rate swap agreements on July 21, 2006 and January 4, 2008 that effectively fixed the interest payments on a portion of the Company’s variable rate debt. The July 21, 2006 swap, which had a termination date of March 4, 2009, effectively fixed the variable portion of the interest rate on the notional amount of $13.0 million of debt at 5.65% plus the applicable spread based on the terms of the Credit Agreement. The January 4, 2008 swap, which had a termination date of December 31, 2009, effectively fixed the variable portion of the interest rate on the notional amount of $110.0 million of debt at 3.96% plus the applicable spread based on the terms of the Credit Agreement.

The Senior Credit Facility and the Indenture governing the Senior Subordinated Notes (the “Notes Indenture”) contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of March 31, 2010 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined in the Senior Credit Facility) to Adjusted EBITDA ratio of 4.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.50 to 1.00. As of March 31, 2010 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 3.36 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 4.13 to 1.00.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

At March 31, 2010, based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.25, we could have borrowed an additional $19.3 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. Global macroeconomic conditions have improved during the current year, however given the continuing uncertainty regarding the economies of Europe and other markets in which we operate and projected federal deficits in the U.S. and Europe; macroeconomic conditions could deteriorate in the near term or over the longer term. The Company continues to monitor its business plan for cost control measures that could improve profitability. The Company also has the ability to defer non-critical capital expenditures. Based on current forecasts, the Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants. However, if the economic environments in which the Company operates were to deteriorate beyond current expectations, it could have a material adverse effect on its ability to remain in compliance with its covenants which would result in a material adverse effect on its liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

As discussed in greater detail in Note 4 - Asset Backed Facility, the Revolving Period of the New Asset Backed Facility expires on June 25, 2010. However, under certain circumstances, the Revolving Period can be extended through June 25, 2011 upon request by ALERT 2009A and approval of the administrative agent and noteholders. As of May 10, 2010, ALERT 2009A has requested that the administrative agent and noteholders extend the Revolving Period and expects that the Revolving Period will be extended through June 25, 2011. An inability to extend the Revolving Period or replace this facility could have a material adverse effect on business, financial condition and results of operations, including the Company’s revenues, EBITDA, liquidity and leverage.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 27, 2005, in connection with the acquisition of Alliance Holdings (“Alliance Acquisition”) and the related management investments in ALH Holding Inc (“ALH”), ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. As of March 31, 2010, a total of 124,894 stock options remain outstanding after giving effect to certain additional options granted and options exercised. The granted options entitle the members of management to purchase shares of ALH’s common stock at an average option price of $106.56 per share at March 31, 2010, subject to certain requirements. As of March 31, 2010, stock options represented an aggregate of 8.0% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of March 31, 2010, approximately fifty-nine percent (59%) of the options granted were time based options, which vest according to anniversary dates, and the remaining forty-one percent (41%) of the options granted were “performance options” that generally vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009.

Based upon a valuation of all granted stock options, we recognized $0.6 million and $0.4 million of compensation expense for the three months ended March 31, 2010 and 2009, respectively. No expense was recognized for the three months ended March 31, 2010 or March 31, 2009, respectively, for the performance options, as the specified annual targets for the respective periods were not attained and other earnings target requirements were not attained.

As discussed in Note 17 – Subsequent Events, on April 22, 2010, the Company amended the ALH Holding, Inc. Stock Incentive Plan (the “Stock Incentive Plan”).

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

On June 25, 2009, Alliance Finance LLC made an equity contribution of $12.5 million to Alliance Laundry Systems LLC. The source of funds for this contribution was an unsecured term loan guaranteed by both OTPP and restricted cash held by Alliance Finance LLC’s subsidiary, Alliance Laundry Finance LLC. Proceeds from the contribution were used to partially cover incremental retained interests and fees and expenses associated with the establishment of the Company’s new off balance sheet Asset Backed Facility. See Note 4 – Asset Backed Facility for additional discussion of the New Asset Backed Facility. Interest on the term loan is payable in cash on a quarterly basis by Alliance Finance LLC.

The changes to member(s)’ equity discussed above were recorded as increases to member(s)’ equity and were shown as member contributions on the Condensed Consolidated Statements of Cash Flows.

Total comprehensive earnings (loss) were $6.2 million and ($0.6) million for the quarters ended March 31, 2010 and 2009, respectively. Included in comprehensive earnings for the three months ended March 31, 2010 and 2009 was a loss of $3.3 million and $2.9 million, respectively, related to changes in foreign currency exchange rates.

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

The Company uses segment net revenues and gross profit as its measures of performance and to allocate resources. Management believes these are the best measures to help users of its financial statements predict future trends. In determining gross profit for its operating segments, the Company does not allocate certain manufacturing costs, including manufacturing variances and customer support expenses. Gross profit is determined by subtracting cost of sales from net revenues. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Net revenues and gross profit as determined by the Company for its reportable segments are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in millions)
Net Revenues:
United States and Canada	$63.3	$69.4
Europe	12.8	13.7
Latin America	3.6	2.5
Asia	6.1	6.5
Middle East & Africa	6.9	4.3

	$92.7	$96.4

Gross Profit:
United States and Canada	$17.4	$15.1
Europe	4.6	4.1
Latin America	1.2	0.8
Asia	2.0	2.1
Middle East & Africa	1.5	0.9

	$26.7	$23.0

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.2 million and $1.2 million at March 31, 2010 and December 31, 2009, respectively.

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

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new accounting guidance that amends previously issued guidance regarding fair value measures and disclosures. The new guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the accounting guidance related to fair value disclosures in January 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010 (January 2011 for the Company). This guidance did not and is not expected to have a material impact on the Company’s consolidated balance sheet and income statement.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 17. SUBSEQUENT EVENTS

On April 22, 2010, ALH granted 67,700 performance options (which we refer to below as the “new performance options”) to certain key employees, including our named executive officers. The number of new performance options received by our named executive officers were as follows: Mr. L’Esperance, 16,504; Mr. Spiller, 9,226; Mr. Schoeb, 9,182; Mr. Rounds, 8,435; and Mr. Brothers, 8,066. The new performance options have a per share exercise price equal to $160.00 and a ten year term. The new performance options will fully vest upon a change in control if the return to Ontario Teachers’ Pension Plan (“OTPP”) is at least two and one half times its invested capital, and will be forfeited and canceled if the return to OTPP is less than two times its invested capital; a percentage of the new performance options will vest based on linear interpolation if the return to OTPP is between the two measures. In consideration for the receipt of these new performance options, the employees forfeited for cancellation all performance options previously granted to them (50,964 options in total). In addition, on April 22, 2010, ALH granted 15,960 performance options (which we refer to below as the “new homerun options”) to certain key employees. None of our named executive officers received new homerun options. The new homerun options have a per share exercise price equal to $160.00, a ten year term, and will fully vest upon a change in control if (and only if) the return to OTPP is at least three times its invested capital (and, if such return threshold is not met, the new homerun options will be forfeited). To effect these option grants, ALH increased the number of shares of common stock reserved for issuance under our Amended and Restated ALH Holding Inc. Stock Incentive Plan by 60,000 shares, from 140,000 shares to 200,000 shares. In connection with the foregoing option grants, ALH also entered into an agreement with certain key employees (including our named executive officers) pursuant to which, if certain conditions are met, ALH would repurchase up to an aggregate of 50% of the shares of common stock owned by these employees. The repurchase would occur, if at all, on three annual repurchase dates, the first of which would occur in 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in our 2009 Annual Report on Form 10-K.

OVERVIEW

We believe that we are a leading global designer, manufacturer and marketer of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 14 to 275 pounds. We have been a leader in the United States and Canada stand-alone commercial laundry equipment industry for more than ten years. With the addition of our foreign operations and our ability to offer a complete range of brands and products throughout the world, we believe that we are a leader in the global stand-alone commercial laundry equipment industry.

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

During the quarter ended March 31, 2010, our industry, as many other industries both in the United States and abroad, have seen macroeconomic conditions improve slightly compared to recent historical periods. Raw material prices have decreased, capital markets have strengthened and our customers’ ability to obtain financing has improved. However, global macroeconomic conditions remain fragile. We expect these conditions to continue in the near term.

ADOPTION OF NEW ACCOUNTING POLICY

As discussed in greater detail in Note 4 – Asset Backed Facility to the financial statements, on June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by us.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard relating to the consolidation of variable interest entities and an accounting standard relating to the accounting for transfers of financial assets. The accounting guidance for variable interest entities eliminates the scope exception for qualified special purpose entities (“QSPEs”) as the accounting guidance for transfers of financial assets eliminated the concept of QSPEs. In addition, the accounting guidance relating to the transfers of financial assets requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. In addition to eliminating the concept of QSPEs, this guidance changes the requirements for derecognizing financial assets and requires additional disclosure about a company’s involvement in variable interest entities. We adopted the new accounting guidance on January 1, 2010.

In evaluating the above accounting standards, the Company first evaluated if the ALERT 2009A trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, we have concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust’s economic performance. Rather, the servicer (the Company), through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

•

We hold variable interests in the trust, primarily through the retained beneficial interests and credit enhancements. These interests provide us with the obligation to absorb losses and receive benefits that could be potentially significant to the trust as the risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by the credit enhancements, which is provided by us in the form of cash reserves, letters of credit and over-collateralization.

Based on the above, we have concluded that we are the primary beneficiary of the trust as (1) we have the power to direct the activities of the trust that most significantly impact the trust’s economic performance and (2) we have the obligation/right to absorb losses/receive benefits that could potentially be significant to the trust. As a result, we consolidated the trust in accordance with our adoption of the new variable interest entity guidance on January 1, 2010.

Under the new variable interest entity accounting guidance, we initially measured the assets, liabilities, and non-controlling interests of the trust at their carrying amounts. Carrying amounts refer to the amounts at which the assets, liabilities, and non-controlling interests would have been carried at in the consolidated financial statements if this guidance had been effective when we first met the conditions of being the primary beneficiary. The impact of consolidating the carrying values of the assets and liabilities of the trust was recorded as a cumulative effect adjustment to retained earnings. As a result of the adoption of the new accounting guidance, our transfers of equipment notes and trade receivables to the trust are no longer recognized in the consolidated financial statements. Accordingly, no gains/losses upon sale are recognized. The consolidation of the trust did not have a significant impact on our compliance with our debt covenants as the existing covenant calculations exclude the effects of the New Asset Backed Facility.

Using the carrying amounts of the trust assets and liabilities as prescribed by this guidance, we recorded a $278.4 million increase in total assets, a $273.6 million increase in total liabilities and a $4.8 million cumulative effect increase in stockholder’s equity. The primary transition adjustments, which were reflected as non-cash adjustments, include:

•	Consolidation of $340.6 million of gross receivable assets ($67.5 million related to trade receivables and $273.1 million related to equipment loans).

•	Consolidation of $273.0 million of variable funding notes debt ($42.1 million related to trade receivables and $230.9 million related to equipment loans).

•	Consolidation of $18.7 million of restricted cash collateral accounts.

•	Recording of a $9.9 million allowance for loan losses, not previously required under GAAP, for the newly consolidated equipment loan receivables.

•	Recording of a $3.7 million deferred tax asset related to the establishment of the allowance for loan losses discussed above

•	Recording of an interest rate cap valued at $0.8 million, to limit exposure on the interest expense on the variable funding note debt.

•	Elimination of the fair values of retained interests in trade receivables and equipment loans receivable ($26.4 million for trade receivables and $46.8 million for equipment notes receivables).

The assets of the consolidated ALERT 2009A trust include restricted cash and certain trade and equipment loan receivables, which are restricted to settle the obligations of the trust and are not expected to be available to us or our creditors. Liabilities of the consolidated trust include secured borrowings for which creditors do not have recourse to our general credit.

Our balance sheet, income statement and cash flow statement as of and for the year ended December 31, 2009 have not been retrospectively adjusted to reflect the new accounting guidance. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

Balance Sheet

•	Restricted cash – for securitization investors

•	Accounts receivable, net

•	Retained beneficial interests in accounts receivable

•	Accounts receivable – restricted for securitization investors

•	Retained beneficial interests in financial assets

•	Loans receivable, net – restricted for securitization investors

•	Deferred income tax asset

•	Accounts payable

•	Asset backed borrowings – owed to securitization investors

Income Statement

•	Equipment financing, net

•	Selling, general and administrative expense

•	Interest expense

Cash flow

•	Restricted cash – for securitization investors

•	Accounts receivable – restricted for securitization investors

•	Loans receivable, net – restricted for securitization investors

•	Net decrease in asset backed borrowings related to securitized accounts receivable

•	Net decrease in asset backed borrowings related to securitized loans receivable

RESULTS OF OPERATIONS

Quarter Ended March 31, 2010 as Compared to Quarter Ended March 31, 2009

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended		Change
	March 31, 2010	March 31, 2009
	(in millions)
Net revenues:
United States and Canada	$63.3	$69.4	(8.8%)
Europe	12.8	13.7	(6.8%)
Latin America	3.6	2.5	44.5%
Asia	6.1	6.5	(6.2%)
Middle East & Africa	6.9	4.3	62.1%

	$92.7	$96.4	(3.8%)

Net revenues. Net revenues for the quarter ended March 31, 2010 decreased $3.7 million, or 3.8%, to $92.7 million from $96.4 million for the quarter ended March 31, 2009. The decrease was primarily attributable to a decrease in United States and Canada revenues of $6.1 million, a decrease in Europe revenues of $0.9 million and a decrease in Asia revenues of $0.4 million, partially offset by increases in Middle East & Africa revenues of $2.6 million and Latin America revenues of $1.1 million. The decrease in United States and Canada revenues was due to decreased revenues from laundromats and on-premise laundries, as well as $1.7 million of lower earnings from our equipment financing program. The decrease in Europe revenues was most significant in Western Europe, primarily in the United Kingdom and France. The decrease in Asia sales was most significant in Australia and Japan. The increase in Middle East & Africa revenues reflects higher sales to most of our largest customers in this segment. The increase in Latin America revenues is the result of an improved selling environment primarily in Mexico and recent improvements in distribution networks. The lower total Company revenues for the quarter include a decrease of $2.6 million of sales volume and sales mix offset by $0.7 million related to exchange rates. The favorable exchange rate impacts occurred primarily in Europe. Price increases and decreases, in total, and by segment were less than $0.1 million.

	Three Months Ended		Change
	March 31, 2010	March 31, 2009
	(in millions)
Gross profit:
United States and Canada	$17.4	$15.1	15.7%
Europe	4.6	4.1	12.2%
Latin America	1.2	0.8	54.9%
Asia	2.0	2.1	(9.1%)
Middle East & Africa	1.5	0.9	60.7%

	$26.7	$23.0	15.8%

Gross profit. Gross profit for the quarter ended March 31, 2010 increased $3.7 million, or 15.8%, to $26.7 million from $23.0 million for the quarter ended March 31, 2009. Total gross profit for the quarter ended March 31, 2010 includes $5.6 million of lower raw material and distribution costs and a $0.1 million favorable effect related to exchange rates, partially offset by $0.6 million of reduced gross profits due to a decrease in sales volume and sales mix as compared to the quarter ended March 31, 2009. United States and Canada gross profit increased as a result of lower raw material and distribution costs. These increases were partly offset by a decrease in sales volume and sales mix and lower earnings from the equipment financing program. Europe gross profit increased as a result of favorable exchange rate impacts and lower labor costs, offset by lower sales volume and mix. Latin America gross profit increased primarily as a result of higher sales volume and mix. Middle East and Africa gross profit increased primarily as a result of higher sales volume and mix. Asia gross profit declined primarily as a result of lower sales volume and mix. Gross profit as a percentage of net revenues increased to 28.8% for the quarter ended March 31, 2010 from 23.9% for the quarter ended March 31, 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended March 31, 2010 increased $0.8 million, or 6.0%, to $14.0 million from $13.2 million for the quarter ended March 31, 2009. The increase in selling, general and administrative expense was primarily due to $0.4 million of increased sales and marketing expenses and $0.4 million of higher engineering costs. Selling, general and administrative expense as a percentage of net revenues increased to 15.1% for the quarter ended March 31, 2010 as compared to 13.7% for the quarter ended March 31, 2009.

Securitization and other costs, net. There were no securitization and other costs for the quarter ended March 31, 2010 as compared to $0.3 million for the quarter ended March 31, 2009. Securitization and other costs for the quarter ended March 31, 2009 included $0.3 million of legal costs related to the Lehman bankruptcy.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2010 increased $3.2 million, or 33.8%, to $12.6 million as compared to $9.4 million for the quarter ended March 31, 2009. Operating income as a percentage of net revenues increased to 13.6% for the quarter ended March 31, 2010 as compared to 9.8% for the quarter ended March 31, 2009.

Interest expense. Interest expense for the quarter ended March 31, 2010 decreased $0.2 million, or 3.2%, to $5.7 million from $5.9 million for the quarter ended March 31, 2009. The decrease in interest expense was primarily attributable to lower term loan interest of $1.5 million, partially offset by an unfavorable non-cash impact of $1.0 million to reflect adjustments in the fair values of interest rate swap agreements and $0.3 million of new interest on trade receivables sold to the trust, which has been consolidated into our financial statements beginning on January 1, 2010. Interest expense as a percentage of net revenues was 6.1% for the quarters ended March 31, 2010 and March 31, 2009.

Income tax provision. The provision for income taxes for the quarter ended March 31, 2010 was $2.4 million as compared to $1.3 million for the quarter ended March 31, 2009. The income tax rate was 34.8% for the quarter ended March 31, 2010 as compared to 35.9% for the quarter ended March 31, 2009.

Net income. As a result of the foregoing, our net income for the quarter ended March 31, 2010 increased $2.2 million, or 98.6%, to $4.5 million as compared to $2.3 million for the quarter ended March 31, 2009. Net income as a percentage of net revenues for the quarter ended March 31, 2010 was 4.9% as compared to 2.4% for the quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2010 will not exceed $10.7 million. We have invested $1.5 million in capital expenditures for the three months ended March 31, 2010. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $3.0 million of voluntary prepayments made year to date through March 31, 2010, are as follows (in thousands):

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2010	$87	$249	$336
2011	1,008	41	1,049
2012	126,992	—	126,992
2013	150,000	—	150,000
2014	—	—	—
Thereafter	—	—	—

	$278,087	$290	$278,377
Less: Unamortized discount on long-term debt			(266)

Long-term debt and capital lease obligations, net			$278,111

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $128.0 million at March 31, 2010) and foreclosure on the collateral securing such obligations. Further, such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At March 31, 2010, there were no borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $35.7 million, of which $34.0 million relate to the New Asset Backed Facility. We had $19.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $19.3 million at March 31, 2010 in additional indebtedness under the Revolving Credit Facility.

The Senior Credit Facility is repayable in the following aggregate annual amounts (in thousands):

Year	Amount Due
2010	$—
2011	1,008
2012	126,992
2013	—
2014	—
Thereafter	—

$128,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrence, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages on our indebtedness, if any thereon, or to fund planned capital expenditures, or to meet our debt covenants, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Global macroeconomic conditions have improved during the current year, however given the continuing uncertainty regarding the economies of Europe and other markets in which we operate and projected federal deficits in the U.S. and Europe, macroeconomic conditions could deteriorate in the near term or over the longer term. We continue to monitor our business plan for cost control measures that could improve profitability. We also have the ability to defer non-critical capital expenditures. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to deteriorate significantly beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. We were in compliance with our debt covenants as of March 31, 2010.

The Revolving Period of the New Asset Backed Facility expires on June 25, 2010. However, under certain circumstances, the Revolving Period can be extended through June 25, 2011 upon request by ALERT 2009A and approval of the administrative agent and noteholders. As of May 10, 2010, ALERT 2009A has requested that the administrative agent and noteholders extend the Revolving Period and currently expects that the Revolving Period will be extended through June 25, 2011.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.50 to 1.00. As of March 31, 2010, our Consolidated Total Debt to Adjusted EBITDA ratio was 3.36 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 4.13 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended March 31, 2010. The consolidation of the trust discussed in Note 4 – Asset Backed Facility to the financial statements did not have a significant impact on our compliance with our debt covenants as the existing covenant calculations exclude the effects of the New Asset Backed Facility.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio (in thousands):

	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Total
EBITDA	$4,032	$20,500	$21,180	$16,472	$62,184
Finance program adjustments (a)	13,949	487	943	—	15,379
Securitization interest - permitted receivables financing (b)	—	—	—	(291)	(291)
Other non-recurring charges (c)	6,371	(472)	(120)	—	5,779
Other non-cash charges (d)	(1,828)	(935)	731	772	(1,260)

Adjusted EBITDA	$22,524	$19,580	$22,734	$16,953	$81,791

					March 31, 2010
Revolving Credit Facility					$—
Senior Credit Facility					128,000
Senior Subordinated Notes					149,734
Other long-term debt and capital lease obligations					377
Unrestricted cash held by foreign subsidiaries (e)					(3,000)

Consolidated Total Debt					$275,111

Consolidated Total Debt to Adjusted EBITDA ratio					3.36

	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Total
Interest expense	$5,598	$5,576	$4,684	$5,694	$21,552
Non-cash interest expense (income)	21	332	515	(1,161)	(293)
Interest on letters of credit and permitted receivables financing	(277)	(402)	(402)	(393)	(1,474)
Interest income (expense)	(8)	31	—	—	23

Consolidated Cash Interest Expense	$5,334	$5,537	$4,797	$4,140	$19,808

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					4.13

(a)	We currently operate a commercial equipment finance program in which newly originated equipment loans are sold to a special-purpose bankruptcy remote entity. In accordance with accounting guidance effective through December 31, 2009, we were required to record gains/losses on the sale of these equipment based promissory loans. In calculating Adjusted EBITDA, management determined the cash impact of net interest income on these loans. The finance program adjustments were the difference between GAAP basis revenues and cash basis revenues. In addition, we recognized mark-to-market adjustments for our retained beneficial interests in financial assets which are considered finance program adjustments in the Credit Agreement. In accordance with current accounting guidance, we consolidated ALERT 2009A in our financial statements effective January 1, 2010. The finance program adjustments, which represented the difference between GAAP basis revenues and cash basis revenues, are not relevant subsequent to December 31, 2009 due to consolidation of the trust.

(b)	Securitization Interest – permitted receivables financing represents interest expense on trade receivables sold to ALERT 2009A. This activity was consolidated in our financial statements effective January 1, 2010 as part of the new accounting guidance described above. Beginning with the first quarter of 2010, this expense, which is charged to the Interest expense line of our Condensed Consolidated Statements of Income, is deducted in calculating Adjusted EBITDA.

(c)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of ($0.4) million related to the Louisville, Kentucky pension plan termination, ($0.1) million associated with the layoff of approximately 60 salaried associates during the fourth quarter of 2008 and $6.2 million of expenses incurred to replace our the asset backed lending facility in 2009. These costs are included in the securitization and other costs, net line of our Condensed Consolidated Statements of Income.

(d)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of ($1.8) million of non-cash mark to market gains relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our Condensed Consolidated Statements of Income, and $0.5 million of accrued management incentive compensation, which is included in the selling, general and administrative expenses line of our Condensed Consolidated Statements of Income.

(e)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a $330.0 million asset backed securitization funding facility (the “New Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Alliance Laundry will sell or contribute substantially all of the trade receivables and certain of the equipment loans that we originate to ALER 2009 which, in turn, will transfer them to the trust. ALERT 2009A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility. As discussed further in Note 4 – Asset Backed Facility to the financial statements, effective January 1, 2010, we consolidated the activities of ALERT 2009A in our financial statements in accordance with current accounting principles.

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2010 of $12.6 million was driven by cash generated by operations of $11.2 million (net income adjusted for depreciation, amortization and other non-cash adjustments) combined with changes in working capital requirements of $1.4 million. Cash flow provided by accounts receivable – restricted for securitization investors of $8.5 million and used by loans receivable, net – restricted for securitization investors of $2.5 million are the result of the consolidation of our asset backed lending program discussed in greater detail in Note 4 – Asset Backed Facility to the financial statements. Cash flow used by inventories increased by $1.0 million. Cash provided by other assets decreased $5.6 million primarily as a result of the timing of sales of securitized accounts receivable into ALERT 2009A. Other liabilities decreased $3.0 million due to the payment of customer promotional programs and the payment of management incentive bonuses.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2010 and 2009 were $1.5 million and $0.9 million, respectively. Capital spending in the first three months of 2010 was principally attributable to the implementation of an enterprise wide computer software system, manufacturing equipment replacements and cost improvement projects. Capital spending in the first three months of 2009 was principally oriented toward manufacturing equipment replacements, process improvements and product redesign equipment purchases.

Defined Benefit Plan

The funded status of our pension plan is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company anticipates contributions totaling $3.0 million to its defined benefit pension plan during 2010.

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

The changes to member(s)’ equity discussed above were recorded as increases to member(s)’ equity and were shown as member contributions on the statement of cash flows.

Critical Accounting Policies

The Company’s critical accounting policies are discussed in the Management’s Discussion and Analysis section of the most recent annual report filed on Form 10-K.

Recently Issued Accounting Standards

In January 2010, the FASB issued new accounting guidance that amends previously issued guidance regarding fair value measures and disclosures. The new guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the accounting guidance related to fair value disclosures in January 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010 (January 2011 for the Company). This guidance did not and is not expected to have a material impact on the Company’s consolidated balance sheet and income statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our 2009 Annual Report on Form 10-K (file no. 333-56857), except as noted below.

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

We entered into foreign exchange hedge contracts with Private Bank & Trust Company to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from European vendors. Under the foreign exchange hedges, we received $0.3 million during the three months ended March 31, 2010. The fair value of these foreign exchange hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was a $0.7 million asset at March 31, 2010. The notional amount of the foreign exchange hedge contracts outstanding as of March 31, 2010 totaled 10.6 million Euros.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases and copper commodity risk related to wiring and aluminum related to motor assemblies. Under the commodity hedges, we received $0.4 million during the three months ended March 31, 2010. The fair value of these commodity hedge contracts, which represents the amount that we would receive upon a settlement of these instruments was $1.3 million at March 31, 2010. The notional amount of the nickel, copper and aluminum commodity hedge contracts outstanding as of March 31, 2010 totaled 113 metric tons, 130 metric tons and 210 metric tons, respectively.

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

The fair value of our Senior Subordinated Notes was approximately $149.6 million based upon prevailing prices in recent market transactions as of March 31, 2010. We estimate that this fair value would increase/decrease by approximately $3.3 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of March 31, 2010.

An interest rate cap is in place as part of the New Asset Backed Facility to limit our exposure to interest rate increases which may adversely affect the overall performance of our equipment financing activities. The interest rate cap limits our exposure to fluctuations in interest rates to 6.27% for fixed rate loans. The notional amount of the cap, which was $57.0 million at March 31, 2010, varies based on the originations and payoffs of our fixed-rate loan portfolio. The fair value of the interest rate cap contract, which represents the amount that we would receive upon a settlement of this instrument was $0.4 million at March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in Note 15 to the Financial Statements – Commitments and Contingencies section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: the ability to borrow funds under the Senior Credit Facility (as defined herein); the ability to successfully implement operating strategies and trends affecting the business, liquidity, financial condition and results of operations of the Company; existing and continued weakness in the financial and credit markets and in the economies that we operate in; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed securitization facility, including an inability to replace or a failure by the administrative agent and noteholders to extend the facility on advantageous terms or at all; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation as well as those set forth in Item 1A of our annual report filed on Form 10-K under “Risk Factors.” All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s strategy and the Company’s financial position are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” and “would,” or the negatives thereof, variations thereof or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 14 to the Condensed Consolidated Financial Statements of Alliance Laundry Holdings LLC and Alliance Laundry Systems LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

Exhibit	Description	Incorporated Herein By Reference To

10.1	Amendment No. 1 to the Amended and Restated ALH Holding Inc. Stock Incentive Plan, dated As of April 22, 2010.*

10.2	Compensatory Actions Taken By ALH Holding Inc. on April 22, 2010.*

10.3	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.4	Amended and Restated ALH Holding Inc. Stock Incentive Plan, as adopted January 31, 2008	Exhibit 10.26 to Alliance Laundry System LLC’s Form 10-K, dated march 11, 2008 (file no. 333-56857-2)

10.5	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-10-10

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-10-10

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-10-10

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-10-10

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE Thomas F. L’Esperance	Chief Executive Officer	5-10-10

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President Chief Financial Officer	5-10-10