Form 10-Q
period 2010-06-30
ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY SYSTEMS LLC
filed 2010-08-10
CIK 1063697, 1063698, 1063699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of August 9, 2010: 1,000 shares

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended June 30, 2010

Throughout this quarterly report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ ultimate parent entity. Unless the context otherwise requires, references to “United States and Canada,” “Europe,” “Latin America,” “Asia,” and “Middle East & Africa” are to each of our reporting segments. Unless otherwise stated, all amounts are in thousands of U.S. dollars.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$28,601	$24,615
Restricted cash - for securitization investors	23,421	—
Accounts receivable, net	26,242	21,323
Inventories, net	44,463	47,085
Retained beneficial interests in accounts receivable	—	26,367
Accounts receivable - restricted for securitization investors	61,837	—
Loans receivable, net - restricted for securitization investors	40,883	—
Deferred income tax asset, net	11,467	11,373
Prepaid expenses and other assets	7,106	4,014

Total current assets	244,020	134,777
Loans receivable, net	3,104	2,730
Property, plant and equipment, net	57,505	62,532
Goodwill	179,115	183,310
Retained beneficial interests in financial assets	—	46,793
Loans receivable, net - restricted for securitization investors	222,735	—
Debt issuance costs, net	3,416	4,353
Intangible assets, net	135,433	137,678

Total assets	$845,328	$572,173

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$184	$835
Revolving credit facility	—	—
Accounts payable	41,315	34,351
Asset backed borrowings - owed to securitization investors	76,087	—
Other current liabilities	36,811	32,590

Total current liabilities	154,397	67,776
Long-term debt and capital lease obligations	259,758	280,413
Asset backed borrowings - owed to securitization investors	197,549	—
Deferred income tax liability, net	9,058	9,057
Other long-term liabilities	24,268	22,139

Total liabilities	645,030	379,385
Commitments and contingencies (See Note 15)
Member(s)’ equity	200,298	192,788

Total liabilities and member(s)’ equity	$845,328	$572,173

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenues:
Equipment and service parts	$111,821	$106,289	$203,196	$199,630
Equipment financing, net	1,513	(11,364)	2,818	(8,340)

Net revenues	113,334	94,925	206,014	191,290
Cost of sales	82,037	75,062	148,056	148,409

Gross profit	31,297	19,863	57,958	42,881

Selling, general and administrative expenses	15,856	13,296	29,883	26,528
Securitization and other costs, net	—	6,393	—	6,740

Total operating expenses	15,856	19,689	29,883	33,268

Operating income	15,441	174	28,075	9,613
Interest expense	5,378	5,598	11,072	11,481

Income (loss) before taxes	10,063	(5,424)	17,003	(1,868)
Provision (benefit) for income taxes	3,436	(1,940)	5,853	(662)

Net income (loss)	$6,627	$(3,484)	$11,150	$(1,206)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

AND ALLIANCE LAUNDRY SYSTEMS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$11,150	$(1,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,521	8,623
Non-cash interest expense (income)	47	(1,067)
Non-cash (gain) loss on commodity & foreign exchange contracts, net	3,411	(2,003)
Non-cash executive unit compensation	2,447	335
Non-cash income from loan forgiveness	(26)	(65)
Non-cash charge for pension plan accrual	—	747
Deferred income taxes	4,314	(1,728)
Loss on sale of fixed assets	158	—
Changes in assets and liabilities:
Accounts and notes receivable	(7,239)	(65)
Accounts receivable - restricted for securitization investors	5,616	—
Inventories	875	6,410
Retained beneficial interest	—	(20,824)
Loans receivable, net - restricted for securitization investors	(3,092)	—
Other assets	(1,734)	(1,020)
Accounts payable	8,252	9,683
Other liabilities	2,616	(2,165)

Net cash provided by (used in) operating activities	35,316	(4,345)

Cash flows from investing activities:
Capital expenditures	(3,500)	(1,452)
Release of restricted cash	—	500
Restricted cash - for securitization investors	(4,726)	—

Net cash used in investing activities	(8,226)	(952)

Cash flows from financing activities:
Principal payments on long-term debt	(21,000)	(20,000)
Change in other long-term debt, net	(312)	(223)
Net decrease in asset backed borrowings related to securitized accounts receivable	(1,145)	—
Net increase in asset backed borrowings related to securitized loans receivable	1,825	—
Member contributions	—	27,039
Debt financing fees	(1,648)	—

Net cash provided by (used in) financing activities	(22,280)	6,816

Effect of exchange rate changes on cash and cash equivalents	(824)	12

Increase in cash and cash equivalents	3,986	1,531
Cash and cash equivalents at beginning of period	24,615	14,314

Cash and cash equivalents at end of period	$28,601	$15,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,712	$12,216
Cash paid for income taxes	$718	$594

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following Securities and Exchange Commission rules for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair statement of our financial position and operating results. As discussed in Note 4 – Asset Backed Facility, effective January 1, 2010 we consolidated the activities of ALERT 2009 into our financial statements. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. This report on Form 10-Q for the quarter ended June 30, 2010 should be read in conjunction with our consolidated financial statements presented in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

In 2005, Alliance Laundry issued 8 1/2% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”), that were guaranteed by Alliance Holdings. Alliance Laundry Corporation was a co-issuer of the Senior Subordinated Notes. Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations, assets or liabilities independent of Alliance Laundry. The financial statements of Alliance Laundry also represent the financial statements of Alliance Holdings as Alliance Holdings has no operations, assets or liabilities other than its ownership interest in Alliance Laundry.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method, but not in excess of net realizable value, and consist of the following:

	June 30, 2010	December 31, 2009
Materials and purchased parts	$17,871	$19,039
Work in process	7,716	8,344
Finished goods	22,830	23,239
Inventory reserves	(3,954)	(3,537)

	$44,463	$47,085

NOTE 3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reporting segment for the six months ended June 30, 2010 are summarized below (in millions):

	United States and Canada	Europe	Latin America	Asia	Middle East & Africa	Consolidated
Balance, December 31, 2009	$150.4	$27.8	$0.6	$2.8	$1.7	$183.3
Currency translation	—	(4.2)	—	—	—	(4.2)

Balance, June 30, 2010	$150.4	$23.6	$0.6	$2.8	$1.7	$179.1

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Amortization expense associated with identifiable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization expense	$1,321	$1,351	$2,673	$2,712

The following is a summary of identifiable intangible assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets	$52,325	$29,509	$22,816	$52,587	$27,890	$24,697
Non-amortizable intangible assets	112,617	—	112,617	112,981	—	112,981

	$164,942	$29,509	$135,433	$165,568	$27,890	$137,678

NOTE 4. ASSET BACKED FACILITY

On June 26, 2009, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2009 LLC (“ALER 2009”), and a trust, Alliance Laundry Equipment Receivables Trust 2009-A (“ALERT 2009A”), entered into a one year $330.0 million revolving credit facility (the “New Asset Backed Facility”), backed by equipment loans and trade receivables originated by the Company. Through June 25, 2010, the revolving period of the New Asset Backed Facility (the “Revolving Period”), Alliance Laundry was permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn transferred them to the trust. Effective June 25, 2010, the administrative agent and noteholders under the New Asset Backed Facility extended the termination date of the Revolving Period to June 24, 2011, among other things, based on a request by ALERT 2009A. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the New Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 85% for equipment loans and 55-65% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited to $330.0 million, less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, which are standard for transactions of this type. After June 24, 2011, the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2010, the balance of variable funding notes due to lenders under the New Asset Backed Facility for equipment loans and trade receivables was $233.1 million and $40.6 million, respectively.

The New Asset Backed Facility replaces a similar facility previously maintained with affiliates of Natixis Financial Products Inc., BMO Capital Markets Corp. and The Bank of Nova Scotia (the “Old Asset Backed Facility”). In connection with the establishment of the New Asset Backed Facility on June 26, 2009, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the Old Asset Backed Facility to the New Asset Backed Facility. Effective March 31, 2010, Fifth Third Bank was added as an additional lender under the New Asset Backed Facility.

Additional advances under the New Asset Backed Facility are subject to certain continuing conditions, including but not limited to: (i) covenant restrictions relating to the weighted average life, weighted average interest rate and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations. In addition to performance measures associated with the transferred trade receivables and equipment note receivables, there are other events or conditions which could trigger a rapid amortization event. As of June 30, 2010 no rapid amortization events have occurred.

The variable funding notes issued under the New Asset Backed Facility will commence amortization, and borrowings under the New Asset Backed Facility will cease prior to June 24, 2011 upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the New Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The risk of loss to the note purchasers under the New Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is mitigated by credit enhancement, provided by us in the form of cash reserves, letters of credit ($35.0 million as of June 30, 2010) and over-collateralization. Upon transfer of the trade receivables and equipment loan receivables to the trust, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the trusts’ noteholders and the Company. Noteholders are allocated cash flows derived from the activities of the securitized pools of trade receivables and equipment loan receivables. Any remaining monies in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the New Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for Alliance Laundry’s retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. Alliance Laundry also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and is paid an annual servicing fee equal to 1.0% of the aggregate balance of such trade receivables and equipment loans.

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

Under the new variable interest entity accounting guidance, the Company initially measured the assets, liabilities, and non-controlling interests of the trust at their carrying amounts. Carrying amounts refer to the amounts at which the assets, liabilities, and non-controlling interests would have been carried in the consolidated financial statements if this guidance had been effective when the Company first met the conditions of being the primary beneficiary. The impact of consolidating the carrying values of the assets and liabilities of the trust was recorded as a cumulative effect adjustment to retained earnings. As a result of the adoption of the new accounting guidance, the Company’s transfers of equipment loans and trade receivables to the trust are no longer recognized in the consolidated financial statements. Accordingly, no gains/losses upon sale are recognized. The consolidation of the trust did not have a significant impact on the Company’s compliance with its debt covenants as the existing covenant calculation excludes the secured borrowings of the consolidated ALERT 2009A trust as debt of the Company.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Using the carrying amounts of the trust assets and liabilities as prescribed by this guidance, the Company recorded a $278.4 million increase in total assets, a $273.6 million increase in total liabilities and a $4.8 million cumulative effect increase in stockholder’s equity. The primary transition adjustments, which were reflected as non-cash adjustments at January 1, 2010, include:

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

The Company’s balance sheet, income statement and cash flow statement as of and for the year ended December 31, 2009 have not been retrospectively adjusted to reflect the new accounting guidance. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

Balance Sheet

•	Restricted cash – for securitization investors
•	Accounts receivable, net
•	Retained beneficial interests in accounts receivable
•	Accounts receivable – restricted for securitization investors
•	Retained beneficial interests in financial assets
•	Loans receivable, net – restricted for securitization investors (current and long-term)
•	Deferred income tax asset
•	Accounts payable
•	Asset backed borrowings – owed to securitization investors (current and long-term)

Income Statement

•	Equipment financing, net
•	Selling, general and administrative expenses
•	Interest expense

Cash Flow

•	Restricted cash – for securitization investors
•	Accounts receivable – restricted for securitization investors
•	Loans receivable, net – restricted for securitization investors
•	Net decrease in asset backed borrowings related to securitized accounts receivable
•	Net increase in asset backed borrowings related to securitized loans receivable

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 5. SECURITIZATION ACTIVITIES

As discussed in greater detail in Note 4 - Asset Backed Facility above, beginning on January 1, 2010 the Company’s securitization is accounted for as a secured borrowing and the trust is treated as a consolidated subsidiary of the Company. The following lines of the Company’s balance sheet are specific to the Company’s securitization and are restricted for securitization investors only:

•	Restricted cash – for securitization investors

•	Accounts receivable – restricted for securitization investors

•	Loans receivable, net – restricted for securitization investors (current and long-term)

•	Asset backed borrowings – owed to securitization investors (current and long-term)

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

June 30, 2010
Cash reserve accounts	$3,419
Collection accounts - trade receivables	4,840
Collection accounts - equipment loans	15,162

Restricted cash -for securitization investors	$23,421

Securitization Activities

The Company transfers accounts receivable and equipment loans to our special-purpose bankruptcy remote subsidiary in the ordinary course of business as part of our ongoing securitization activities. In our securitization transactions, ALS receives a combination of cash and residual interests in the assets transferred. At June 30, 2010, the residual interests in accounts receivable were:

Current
Accounts receivables - restricted for securitization investors	$61,837
Less: asset backed borrowings - owed to securitization investors	(40,552)

Company’s residual interest in securitized accounts receivable	$21,285

At June 30, 2010, the residual interest in securitized loans receivable were:

	Current	Long term
Loans receivable - restricted for securitization investors	$43,942	$229,617
Less: bad debt reserve on loans receivable	(3,059)	(6,882)

Loans receivable, net - restricted for securitization investors	40,883	222,735
Less: asset backed borrowings - owed to securitization investors	(35,535)	(197,549)

Company’s residual interest in securitized loans receivables	$5,348	$25,186

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Asset backed borrowings – owed to securitization investors

The current portion of the asset backed borrowings owed to securitization investors in the Company’s Condensed Consolidated Balance Sheets represents the third party noteholders’ interest in trade receivables and the current portion of equipment notes receivable. The long-term portion of the asset backed borrowings owed to securitization investors in the Company’s Condensed Consolidated Balance Sheets represents the third party noteholders’ interest in equipment note receivables. Amounts owed to securitization investors as of June 30, 2010 for their interest in securitized trade receivables and loans receivable were $40.6 million and $233.1 million, respectively.

Other trust items

An interest rate cap is in place as part of the New Asset Backed Facility to limit our exposure to interest rate increases which may adversely affect the overall performance of our equipment financing activities. The interest rate cap limits the Company’s exposure to fluctuations in interest rates to 6.27% for fixed rate loans. The notional amount of the cap, which was $57.9 million at June 30, 2010, varies based on the originations and payoffs of our fixed-rate loan portfolio. The interest rate cap expires on June 30, 2019. Fair value disclosures related to the interest rate cap agreement are shown below.

		June 30, 2010
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Interest rate cap	57,857	$252	$—	Accounts receivable, net	Through 6/30/19

Total undesignated derivatives		$252	$—

	Location in Statement of Income	(Loss) Recognized on Undesignated Hedges
Undesignated Hedges		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest rate cap	Interest expense	$(160)	$(544)

		$(160)	$(544)

	June 30, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Interest rate cap	$—	$252	$—	$252

Total assets	$—	$252	$—	$252

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Equipment financing, net as shown in the Condensed Consolidated Statements of Income is comprised of the following amounts:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Interest income	$5,190	$10,286
Other income	314	513
Interest expense on asset backed borrowings - owed to securitization investors	(1,979)	(3,912)
Underwriting and collection expenses	(995)	(1,861)
Bad debt expense	(1,017)	(2,208)

Equipment financing, net	$1,513	$2,818

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

Hedging Strategy

We are exposed to certain risks relating to our ongoing business operations. As a result, we enter into derivative transactions to manage certain of these exposures that arise in the normal course of business. The primary risks managed by using derivative instruments are interest rate risks, fluctuations in foreign currency exchange rates and commodity price fluctuations. Fluctuations in these rates and prices can affect our operating results and financial condition. We manage the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. Borrowings outstanding under the Senior Credit Facility totaled $110.0 million at June 30, 2010. Through December 31, 2009, an interest rate swap agreement was in place that limited our exposure to changes in interest rates on $110.0 million of borrowings outstanding under the Senior Credit Facility. Beginning January 1, 2010, the Senior Credit Facility interest rate is variable. We did not designate these contracts as hedge transactions and, as such, mark-to-market impacts were recorded in current earnings through December 31, 2009. As described in Note 5 – Securitization Activities, the Company maintains an interest rate cap related to its asset backed borrowings – owed to securitization investors.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2010, we were managing $17.0 million of Euro foreign currency contracts, which are not designated as accounting hedges.

Our primary translation exchange risk exposure at June 30, 2010 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at quarter end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments. The foreign currency translation adjustment component of accumulated other comprehensive income at June 30, 2010 was a $3.0 million loss. The net amount invested in foreign operations at June 30, 2010 was approximately $51.3 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We purchase certain commodities, including steel and stainless steel. In addition, we purchase raw materials and components containing various commodities, including nickel, zinc, aluminum and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.

From time to time, we enter into contracts with our vendors to fix commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel and copper, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2010, we were managing $3.8 million of nickel hedge contracts, $2.3 million of copper hedge contracts and $1.5 million of aluminum hedge contracts, which are not designated as accounting hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Condensed Consolidated Balance Sheets at June 30, 2010 and 2009, respectively:

		June 30, 2010
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Foreign currency hedges	$17,008	$—	$2,085	Other current liabilities	Various through 6/30/11
Commodity hedges	7,569	—	674	Other current liabilities	Various through 9/30/11

Total undesignated derivatives		$—	$2,759

		December 31, 2009
		Fair Value of
	Notional Amount	Hedge Assets	Hedge Liabilities	Location on Balance Sheet	Term
Undesignated derivatives
Foreign currency hedges	$2,697	$146	$—	Accounts receivable, net	Various through 3/31/10
Commodity hedges	2,632	702	—	Accounts receivable, net	Various through 12/31/10

Total undesignated derivatives		$848	$—

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

The effects of derivative instruments on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 are as follows:

Undesignated Hedges	Location in Statement of Income	(Loss) Recognized on Undesignated Hedges
		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign currency hedges	Cost of sales	$(1,665)	$(2,413)
Commodity hedges	Cost of sales	(1,571)	(605)

		$(3,236)	$(3,018)

Undesignated Hedges	Location in Statement of Income	Gain (Loss) Recognized on Undesignated Hedges
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest swaps/options	Interest expense	$(257)	$(234)
Foreign currency hedges	Cost of sales	372	(56)
Commodity hedges	Cost of sales	904	721

		$1,019	$431

NOTE 7. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value, primarily related to financial products, included in our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Liabilities
Derivative financial instruments
Commodity contracts	$—	$674	$—	$674
Foreign exchange contracts	—	2,085	—	2,085

Total liabilities	$—	$2,759	$—	$2,759

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets
Derivative financial instruments
Commodity contracts	$—	$702	$—	$702
Foreign exchange contracts	—	146	—	146
Securitized retained interests	—	—	73,160	73,160

Total assets	$—	$848	$73,160	$74,008

As discussed in greater detail in Note 4 – Asset Backed Facility, the underlying assets and liabilities supporting the retained beneficial interests in equipment loans and trade receivables were consolidated into the financials of the Company effective January 1, 2010, thus eliminating the retained beneficial interest asset. Below is a roll-forward of assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009. These instruments, related to retained beneficial interests in equipment loans and trade receivables, were valued using pricing models that, in management’s judgment, reflected the assumptions a marketplace participant would use.

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

For the six months ended June 30, 2009, gains of $12.4 million and losses of $21.3 million, respectively, on equipment note sales are included in earnings and reported in Net revenues as Equipment financing, net. Losses of $0.7 million on trade receivable sales are reported in Selling, general and administrative expenses.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, Accounts receivable – restricted for securitization investors, Loans receivable, net – restricted for securitization investors, Accounts payable and Asset backed borrowings – owed to securitization investors approximate fair value due to the short-term nature or since longer-term instruments have interest at variable rates that re-price frequently. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of the Senior Subordinated Notes at June 30, 2010 was approximately $149.6 million based upon prices prevailing in recent market transactions. The fair value of commodity and foreign exchange hedges are obtained based upon third party quotes as disclosed in Note 6 – Derivative Financial Instruments. See Note 5 – Securitization Activities for fair value disclosures related to the Company’s interest rate cap.

NOTE 8. INCOME TAXES

During the second quarter of 2010, the Company calculated its estimated annual effective tax rate to be 33.5%, compared to 23.4% at December 31, 2009. This increase is primarily related to the $1.4 million valuation allowance that was reversed during 2009, creating a larger benefit in 2009, and lower energy tax credits expected to be earned during 2010 in the United States. The effective tax rate (including discrete items) for the six month period ending June 30, 2010 was 34.4%. At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

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

The Company has approximately $0.1 million of unrecognized tax benefits as of June 30, 2010 which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. Prior to January 27, 2005, the Company did not provide for U.S. federal income taxes or tax benefits as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes was the responsibility of the partners. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to January 27, 2005 in the United States, subsequent to 2006 in Luxemburg and subsequent to 2007 in Belgium.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 9. GUARANTEES

The Company, through its special-purpose bankruptcy remote subsidiary, entered into the $330.0 million New Asset Backed Facility as described in Note 4 – Asset Backed Facility above. Pursuant to the terms of the New Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the New Asset Backed Facility and the New Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the New Asset Backed Facility at June 30, 2010 was $35.0 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
Balance at beginning of period	$7,490	$7,985
Currency translation adjustment	(159)	9
Accruals for current and pre-existing warranties issued during the period	2,266	2,570
Settlements made during the period	(2,328)	(2,714)

Balance at end of period	$7,269	$7,850

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, healthcare and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the healthcare and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three and six months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$185	$173	$33	$33
Interest cost	837	849	38	36
Expected return on assets	(864)	(782)	—	—
Amortization of prior service cost	1	1	(2)	(4)
Amortization of loss	218	274	5	5

Net periodic benefit cost	$377	$515	$74	$70

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$370	$346	$66	$66
Interest cost	1,674	1,697	75	71
Expected return on assets	(1,728)	(1,565)	—	—
Amortization of prior service cost	2	2	(3)	(9)
Amortization of loss	436	548	10	9

Net periodic benefit cost	$754	$1,028	$148	$137

Employer Contributions

During the first six months of 2010, the Company has contributed $0.5 million to its defined benefit pension plan and anticipates additional contributions totaling $2.5 million during the remainder of 2010.

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debt, other than debt related to securitization activities discussed in Note 5 – Securitization Activities, consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Senior Credit Facility	$110,000	$131,000
Senior subordinated notes	149,758	149,711
Revolving credit facility	—	—
Other long-term debt	54	120
Capital lease obligations	130	417

Gross long-term debt	259,942	281,248
Less: current portion	(184)	(835)

	$259,758	$280,413

The Company prepaid $18.0 million of its Senior Credit Facility obligation during the second quarter of 2010. After considering scheduled payments and voluntary prepayments made through June 30, 2010, the term loan facility requires quarterly principal payments of approximately $0.3 million beginning September 30, 2011 through December 31, 2011. The final principal payment of $109.4 million is due on January 27, 2012. At June 30, 2010, the Company had no outstanding borrowings under its Revolving Credit Facility. Proceeds from the issuance of a $15.0 million pay-in-kind note (“PIK Note”) by Alliance Finance LLC to a related party were used to pre-pay the Senior Credit Facility during the first quarter of 2009. See Note 13 – Member(s)’ Equity for further discussion of the PIK Note. As discussed in greater detail in Note 5 – Securitization Activities, the Company had total debt outstanding of $273.6 million related to its securitization activities.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. Effective June 30, 2010, the applicable margin for the Revolving Credit Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on The Term Loan Facility borrowings as of June 30, 2010 was 2.93%. In addition, the applicable margin for the Revolving Credit Facility and the Term Loan Facility is subject to a step-down or step-up based upon the corporate credit rating of Alliance Laundry.

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

The Senior Credit Facility and the Indenture governing the Senior Subordinated Notes (the “Notes Indenture”) contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the Credit Agreement governing the Senior Credit Facility) and a minimum interest coverage ratio. As of June 30, 2010 the Senior Credit Facility requires the Company to satisfy a maximum Consolidated Total Debt (as defined in the Senior Credit Facility) to Adjusted EBITDA ratio of 4.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.50 to 1.00. As of June 30, 2010 the Company’s Consolidated Total Debt to Adjusted EBITDA ratio was 3.09 to 1.00 and the Company’s Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 4.49 to 1.00.

At June 30, 2010, based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 4.25, we could have borrowed an additional $18.3 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

The Company’s ability to make scheduled payments of principal or to refinance its indebtedness, or to pay the interest or liquidated damages on its indebtedness, if any thereon, or to fund planned capital expenditures, or to meet its debt covenants, will depend upon the Company’s future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. Global macroeconomic conditions remain unstable. Given the continuing uncertainty regarding the economies of Europe and other markets in which we operate and projected federal deficits in the U.S. and Europe, macroeconomic conditions could deteriorate in the near term or over the longer term. The Company continues to monitor its business plan for cost control measures that could improve profitability. The Company also has the ability to defer non-critical capital expenditures. Based on current forecasts, the Company currently expects to meet its obligations under its debt agreements including compliance with established financial covenants. However, if the economic environments in which the Company operates were to deteriorate beyond current expectations, it could have a material adverse effect on its ability to remain in compliance with its covenants which would result in a material adverse effect on its liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to the Company than those contained in its current credit facilities.

As discussed in greater detail in Note 4 - Asset Backed Facility, effective June 25, 2010, the termination date of the Revolving Period of the New Asset Backed Facility was extended to June 24, 2011.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 12. RELATED PARTY TRANSACTIONS

On January 27, 2005, in connection with the acquisition of Alliance Holdings (“Alliance Acquisition”) and the related management investments in ALH Holding Inc (“ALH”), ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. Approximately sixty percent (60%) of the options were time based options, of which the majority vested according to anniversary dates, and forty percent (40%) of the options granted were “performance options” that would vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009.

On April 22, 2010, ALH granted 67,700 performance options (which we refer to below as the “new performance options”) to certain key employees, including our named executive officers. The number of new performance options received by our named executive officers were as follows: Mr. L’Esperance, 16,504; Mr. Spiller, 9,226; Mr. Schoeb, 9,182; Mr. Rounds, 8,435; and Mr. Brothers, 8,066. The new performance options have a per share exercise price equal to $160.00 and a ten year term. The new performance options will fully vest upon a change in control if the return to Ontario Teachers’ Pension Plan (“OTPP”) is at least two and one half times its invested capital, and will be forfeited and canceled if the return to OTPP is less than two times its invested capital; a percentage of the new performance options will vest based on linear interpolation if the return to OTPP is between the two measures. In consideration for the receipt of these new performance options, the employees forfeited for cancellation all performance options previously granted to them (50,964 options in total). In addition, on April 22, 2010, ALH granted 15,960 performance options (which we refer to below as the “new homerun options”) to certain key employees. None of our named executive officers received new homerun options. The new homerun options have a per share exercise price equal to $160.00, a ten year term, and will fully vest upon a change in control if (and only if) the return to OTPP is at least three times its invested capital (and, if such return threshold is not met, the new homerun options will be forfeited). To effect these option grants, ALH increased the number of shares of common stock reserved for issuance under our Amended and Restated ALH Holding Inc. Stock Incentive Plan by 60,000 shares, from 140,000 shares to 200,000 shares. In connection with the foregoing option grants, ALH also entered into an agreement with certain key employees (including our named executive officers) pursuant to which, if certain conditions are met, ALH would repurchase up to an aggregate of 50% of the vested shares of common stock owned by these employees. The repurchase would occur, if at all, on three annual repurchase dates, the first of which would occur in 2013. Both the new performance options and the new homerun options are classified as equity and no expense has been recorded related to the new performance options or the new homerun options.

As of June 30, 2010, a total of 157,590 stock options remain outstanding after giving effect to certain additional options granted and options exercised. The granted options entitle the members of management to purchase shares of ALH’s common stock at an average option price of $134.97 per share at June 30, 2010, subject to certain requirements. As of June 30, 2010, stock options represented an aggregate of 9.9% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of June 30, 2010, approximately forty-seven percent (47%) of the options granted were time based options, of which the majority vested according to anniversary dates, and the remaining fifty-three percent (53%) of the options granted were performance based options.

Based upon a valuation of all granted stock options, we recognized $2.4 million and $0.3 million of compensation expense for the six months ended June 30, 2010 and 2009, respectively. Based upon a valuation of all granted stock options, we recognized $1.9 million of compensation expense and $0.1 million of income for the three months ended June 30, 2010 and 2009, respectively.

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

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

Total comprehensive earnings (loss) were $1.3 million and $7.5 million for the quarter and six months ended June 30, 2010, respectively, and ($1.8) million and ($2.4) million and for the quarter and six months ended June 30, 2009, respectively. Included in comprehensive earnings for the quarter and six months ended June 30, 2010 was a loss of ($5.5) million and ($8.8) million, respectively and a gain of $3.4 million and $0.5 million for the quarter and six months ended June 30, 2009, respectively, related to changes in foreign currency exchange rates.

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

Net revenues and gross profit as determined by the Company for its reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)
Net Revenues:
United States and Canada	$80.9	$65.0	$144.2	$134.3
Europe	15.0	13.8	27.8	27.6
Latin America	3.3	2.5	6.9	5.0
Asia	10.0	8.4	16.1	14.9
Middle East & Africa	4.1	5.2	11.0	9.5

	$113.3	$94.9	$206.0	$191.3

Gross Profit:
United States and Canada	$21.9	$11.2	$39.3	$26.3
Europe	3.9	4.0	8.5	8.1
Latin America	1.1	0.8	2.3	1.6
Asia	3.4	2.7	5.4	4.8
Middle East & Africa	1.0	1.2	2.5	2.1

	$31.3	$19.9	$58.0	$42.9

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands unless otherwise indicated)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded. The Company has recorded accruals related to these matters of $1.1 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively.

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

OVERVIEW

We believe that we are a leading global designer, manufacturer and marketer of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell® we produce a full line of commercial washing machines and dryers with load capacities from 14 to 275 pounds. We have been a leader in the United States and Canada stand-alone commercial laundry equipment industry for more than ten years. With the addition of our foreign operations and our ability to offer a complete range of brands and products throughout the world, we believe that we are a leader in the global stand-alone commercial laundry equipment industry.

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

During the quarter ended June 30, 2010, our industry, as many other industries both in the United States and abroad, have seen macroeconomic conditions improve slightly compared to recent historical periods. Raw material prices have decreased, capital markets have strengthened and our customers’ ability to obtain financing has improved. However, global macroeconomic conditions remain fragile. We expect these conditions to continue in the near term.

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

In evaluating the above accounting standards, the Company first evaluated if the ALERT 2009A trust should be consolidated under the variable interest entity guidance as this guidance now includes QSPEs within its scope. Under the new variable interest entity guidance, we have concluded the following:

•

The trust is a variable interest entity as the equity investors at risk do not have the power to direct the activities that most significantly impact the trust's economic performance. Rather, the servicer (the Company), through its rights in the servicing contract, has that power and the equity holders at risk do not have the right to remove the servicer. In addition, no one party has the right to remove the Company as servicer.

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

Based on the above, we have concluded that we are the primary beneficiary of the trust as (1) we have the power to direct the activities of the trust that most significantly impact the trust's economic performance and (2) we have the obligation/right to absorb losses/receive benefits that could potentially be significant to the trust. As a result, we consolidated the trust in accordance with our adoption of the new variable interest entity guidance on January 1, 2010.

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

Using the carrying amounts of the trust assets and liabilities as prescribed by this guidance, we recorded a $278.4 million increase in total assets, a $273.6 million increase in total liabilities and a $4.8 million cumulative effect increase in stockholder’s equity. The primary transition adjustments, which were reflected as non-cash adjustments at January 1, 2010, include:

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

Our balance sheet, income statement and cash flow statement as of and for the year ended December 31, 2009 have not been retrospectively adjusted to reflect the new accounting guidance. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following (and their related subtotals):

Balance Sheet

•	Restricted cash – for securitization investors

•	Accounts receivable, net

•	Retained beneficial interests in accounts receivable

•	Accounts receivable – restricted for securitization investors

•	Retained beneficial interests in financial assets

•	Loans receivable, net – restricted for securitization investors

•	Deferred income tax asset

•	Accounts payable

•	Asset backed borrowings – owed to securitization investors

Income Statement

•	Equipment financing, net

•	Selling, general and administrative expense

•	Interest expense

Cash Flow

•	Restricted cash – for securitization investors

•	Accounts receivable – restricted for securitization investors

•	Loans receivable, net – restricted for securitization investors

•	Net decrease in asset backed borrowings related to securitized accounts receivable

•	Net increase in asset backed borrowings related to securitized loans receivable

RESULTS OF OPERATIONS

Quarter Ended June 30, 2010 as Compared to Quarter Ended June 30, 2009

The following table sets forth our consolidated net revenues for the periods indicated:

	Three Months Ended
	June 30, 2010	June 30, 2009	Change
	(in millions)
Net revenues:
United States and Canada	$80.9	$65.0	24.5%
Europe	15.0	13.8	7.9%
Latin America	3.3	2.5	32.0%
Asia	10.0	8.4	19.6%
Middle East & Africa	4.1	5.2	(21.0%)

	$113.3	$94.9	19.4%

Net revenues. Net revenues for the quarter ended June 30, 2010 increased $18.4 million, or 19.4%, to $113.3 million from $94.9 million for the quarter ended June 30, 2009. Excluding the impact of an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of a new asset backed facility recorded in the second quarter of 2009, sales increased $4.8 million or 4.4% as compared to the quarter ended June 30, 2009. The net revenues increase of $18.4 million was attributable to increases in United States and Canada revenues of $15.9 million, Asia revenues of $1.6 million, Europe revenues of $1.2 million and Latin America revenues of $0.8 million, partially offset by a decrease in Middle East & Africa revenues of $1.1 million. The increase in United States and Canada revenues was due to $12.9 million of higher earnings from our equipment financing program, which includes the $13.6 million non-cash mark-to-market adjustment, as well as increased revenue from laundromats, multi-housing laundry and consumer laundry customers. The increase in Asia revenues was most significant in Australia and Japan. The increase in Europe revenues was most significant in Western Europe, but was partly offset by unfavorable exchange rates. The increase in Latin America revenues was most significant in Colombia, as a result of recent improvements in distribution networks. The decrease in Middle East & Africa revenues reflects lower sales to South Africa and Saudi Arabia. The higher total Company equipment and parts revenues for the quarter include $1.0 million of price increases and an increase of $5.9 million of sales volume and sales mix, which was partially offset by $1.3 million related to exchange rates. The unfavorable exchange rate impacts occurred primarily in Europe.

	Three Months Ended
	June 30, 2010	June 30, 2009	Change
	(in millions)
Gross profit:
United States and Canada	$21.9	$11.2	95.4%
Europe	3.9	4.0	(2.6%)
Latin America	1.1	0.8	29.2%
Asia	3.4	2.7	31.8%
Middle East & Africa	1.0	1.2	(19.0%)

	$31.3	$19.9	57.6%

Gross profit. Gross profit for the quarter ended June 30, 2010 increased $11.4 million, or 57.6%, to $31.3 million from $19.9 million for the quarter ended June 30, 2009. Total gross profit for the quarter ended June 30, 2010 includes $12.9 million of higher earnings from our equipment financing program, $1.0 million of price increases and $2.3 million of increased gross profits due to an increase in sales volume and sales mix as compared to the three months ended June 30, 2009, which were partially offset by $4.7 million of higher raw material and distribution costs. United States and Canada gross profit increased primarily as a result of increased earnings from the equipment financing program, price increases and increases in sales volume and sales mix, which were partly offset by higher material and distribution costs. Latin America gross profit increased primarily as a result of higher sales volume and mix. Asia gross profit increased primarily as a result of higher sales volume and mix. Europe gross profit decreased primarily as a result of higher material and distribution costs and unfavorable exchange rates. Middle East & Africa gross profit decreased primarily as a result of lower sales volume and mix and higher material and distribution costs. Gross profit as a percentage of net revenues increased to 27.6% for the quarter ended June 30, 2010 from 20.9% for the quarter ended June 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2010 increased $2.6 million, or 19.3%, to $15.9 million from $13.3 million for the quarter ended June 30, 2009. The increase in selling, general and administrative expense was primarily due to $2.0 million of increased non-cash incentive compensation, $0.6 million of higher sales and marketing expenses and $0.4 million of higher engineering expenses, partially offset by $0.5 million of reduced discount expense related to the sale of trade receivables. Selling, general and administrative expense as a percentage of net revenues was 14.0% for the quarters ended June 30, 2010 and June 30, 2009.

Securitization and other costs, net. There were no securitization and other costs for the quarter ended June 30, 2010 as compared to $6.4 million for the quarter ended June 30, 2009. Securitization and other costs for the quarter ended June 30, 2009 included $6.2 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables and $0.2 million related to the Louisville, Kentucky pension plan termination. Securitization and other costs, net as a percentage of net revenues was 0.0% for the quarter ended June 30, 2010 as compared to 6.7% for the quarter ended June 30, 2009.

Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2010 increased $15.3 million to $15.4 million as compared to $0.2 million for the quarter ended June 30, 2009. Operating income as a percentage of net revenues increased to 13.6% for the quarter ended June 30, 2010 as compared to 0.2% for the quarter ended June 30, 2009.

Interest expense. Interest expense for the quarter ended June 30, 2010 decreased $0.2 million, or 3.9%, to $5.4 million from $5.6 million for the quarter ended June 30, 2009. The decrease in interest expense was primarily attributable to lower term loan interest of $1.1 million, partially offset by an unfavorable non-cash impact of $0.7 million to reflect adjustments in the fair values of interest rate swap agreements and $0.3 million of new interest on trade receivables sold to the trust, which has been consolidated into our financial statements beginning on January 1, 2010. Interest expense as a percentage of net revenues was 4.7% for the quarter ended June 30, 2010 and 5.9% for the quarter ended June 30, 2009.

Provision (benefit) for income taxes. The provision (benefit) for income taxes for the quarter ended June 30, 2010 was $3.4 million as compared to a tax benefit of $1.9 million for the quarter ended June 30, 2009. The income tax rate was 34.1% for the quarter ended June 30, 2010 as compared to 35.8% for the quarter ended June 30, 2009.

Net income (loss). As a result of the foregoing, our net income (loss) for the quarter ended June 30, 2010 increased $10.1 million to $6.6 million as compared to a net loss of $3.5 million for the quarter ended June 30, 2009. Net income (loss) as a percentage of net revenues for the quarter ended June 30, 2010 was 5.8% as compared to a negative 3.7% for the quarter ended June 30, 2009.

Six Months Ended June 30, 2010 as Compared to Quarter Ended June 30, 2009

	Six Months Ended
	June 30, 2010	June 30, 2009	Change
	(in millions)
Net revenues:
United States and Canada	$144.2	$134.3	7.3%
Europe	27.8	27.6	0.6%
Latin America	6.9	5.0	38.2%
Asia	16.1	14.9	8.3%
Middle East & Africa	11.0	9.5	16.5%

	$206.0	$191.3	7.7%

Net revenues. Net revenues for the six months ended June 30, 2010 increased $14.7 million, or 7.7%, to $206.0 million from $191.3 million for the six months ended June 30, 2009. Excluding the impact of an unfavorable $13.6 million non-cash mark-to-market adjustment related to the establishment of a new asset backed facility recorded in the second quarter of 2009, sales increased $1.1 million or 0.5% as compared to the six months ended June 30, 2009. The net revenues increase of $14.7 million was attributable to all regions and consisted of $9.9 million for United States and Canada revenues, $1.9 million for Latin America revenues, $1.5 million for Middle East & Africa revenues, $1.2 million for Asia revenues and $0.2 million Europe revenues. The increase in United States and Canada revenues was due primarily to $11.2 million of higher earnings from our equipment financing program, which includes the $13.6 million non-cash mark-to-market adjustment, partially offset by decreased revenues from on-premise laundries and laundromats. The increase in Latin America revenues is the result of an improved selling environment primarily in Mexico and recent improvements in distribution networks. The increase in Middle East & Africa revenues reflects higher sales to the United Arab Emirates and Egypt and other increases from improved distribution networks. The increase in Asia revenues was most significant in China and Australia. Europe revenues were higher to Western Europe, but were mostly offset by exchange rates. The higher total Company equipment and parts revenues for the six months ended June 30, 2010 includes $1.0 million of price increases and an increase of $3.2 million of sales volume and sales mix, offset by $0.7 million related to exchange rates. The unfavorable exchange rate impacts occurred primarily in Europe.

	Six Months Ended
	June 30, 2010	June 30, 2009	Change
	(in millions)
Gross profit:
United States and Canada	$39.3	$26.3	49.7%
Europe	8.5	8.1	4.9%
Latin America	2.3	1.6	41.5%
Asia	5.4	4.8	13.5%
Middle East & Africa	2.5	2.1	15.2%

	$58.0	$42.9	35.2%

Gross profit. Gross profit for the six months ended June 30, 2010 increased $15.1 million, or 35.2%, to $58.0 million from $42.9 million for the six months ended June 30, 2009. Total gross profit for the six months ended June 30, 2010 includes $11.2 million of higher earnings from our equipment financing program, $1.0 million of price increases, $0.9 million of lower raw material and distribution costs and $1.8 million of increased gross profits due to an increase in sales volume and sales mix as compared to the six months ended June 30, 2009. United States and Canada gross profit increased primarily as a result of increased earnings from the equipment financing program and price increases. Europe gross profit increased as a result of higher sales volume and mix as well as lower warranty costs. Latin America gross profit increased primarily as a result of higher sales volume and mix. Asia gross profit increased primarily as a result of higher sales volume and mix. Middle East & Africa gross profit increased primarily as a result of higher sales volume and mix. Gross profit as a percentage of net revenues increased to 28.1% for the six months ended June 30, 2010 from 22.4% for the six months ended June 30, 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2010 increased $3.4 million, or 12.6%, to $29.9 million from $26.5 million for the six months ended June 30, 2009. The increase in selling, general and administrative expense was primarily due to $2.1 million of increased non-cash incentive compensation, $1.0 million of higher sales and marketing expenses and $0.8 million of higher engineering expenses, partially offset by $0.7 million of reduced discount expense related to the sale of trade receivables. Selling, general and administrative expense as a percentage of net revenues increased to 14.5% for the six months ended June 30, 2010 as compared to 13.9% for the six months ended June 30, 2009.

Securitization and other costs, net. There were no securitization and other costs for the six months ended June 30, 2010 as compared to $6.7 million for the six months ended June 30, 2009. Securitization and other costs for the six months ended June 30, 2009 included $6.3 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, $0.2 million related to the Louisville, Kentucky pension plan termination and $0.3 million related to the Lehman bankruptcy. Securitization and other costs, net as a percentage of net revenues was 0.0% for the six months ended June 30, 2010 as compared to 3.5% for the six months ended June 30, 2009.

Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2010 increased $18.5 million, or 192.1%, to $28.1 million as compared to $9.6 million for the six months ended June 30, 2009. Operating income as a percentage of net revenues increased to 13.6% for the six months ended June 30, 2010 as compared to 5.0% for the six months ended June 30, 2009.

Interest expense. Interest expense for the six months ended June 30, 2010 decreased $0.4 million, or 3.6%, to $11.1 million from $11.5 million for the six months ended June 30, 2009. The decrease in interest expense was primarily attributable to lower term loan interest of $2.7 million, partially offset by an unfavorable non-cash impact of $1.7 million to reflect adjustments in the fair values of interest rate swap agreements and $0.6 million of new interest on trade receivables sold to the trust, which has been consolidated into our financial statements beginning on January 1, 2010. Interest expense as a percentage of net revenues was 5.4% for the six months ended June 30, 2010 as compared to 6.0% for the six months ended June 30, 2009.

Provision (benefit) for income taxes. The provision (benefit) for income taxes for the six months ended June 30, 2010 was $5.9 million as compared to a tax benefit of $0.7 million for the six months ended June 30, 2009. The income tax rate was 34.4% for the six months ended June 30, 2010 as compared to 35.4% for the six months ended June 30, 2009.

Net income (loss). As a result of the foregoing, our net income (loss) for the six months ended June 30, 2010 increased $12.4 million to $11.2 million as compared to a net loss of $1.2 million for the six months ended June 30, 2009. Net income (loss) as a percentage of net revenues for the six months ended June 30, 2010 was 5.4% as compared to a negative 0.6% for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2010 will not exceed $10.8 million. We have invested $3.5 million in capital expenditures for the six months ended June 30, 2010. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the scheduled payments and $21.0 million of voluntary prepayments made year to date through June 30, 2010, are as follows (in thousands):

Year	Long-Term Debt	Capital Lease Obligation	Amount Due
2010	$54	$130	$184
2011	579	—	579
2012	109,421	—	109,421
2013	150,000	—	150,000
2014	—	—	—
Thereafter	—	—	—

Totals	$260,054	$130	$260,184

Less: Unamortized discount on long-term debt			(242)

Long-term debt and capital lease obligations, net			$259,942

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in the acceleration of our obligations under the Senior Credit Facility (approximately $110.0 million at June 30, 2010) and foreclosure on the collateral securing such obligations. Further, such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At June 30, 2010, there were no borrowings outstanding under our Revolving Credit Facility and letters of credit issued on our behalf under the Revolving Credit Facility totaled $36.7 million, of which $35.0 million relate to the New Asset Backed Facility. We had $18.3 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $18.3 million at June 30, 2010 in additional indebtedness under the Revolving Credit Facility.

The Senior Credit Facility is repayable in the following aggregate annual amounts (in thousands):

Year	Amount Due
2010	$—
2011	579
2012	109,421
2013	—
2014	—
Thereafter	—

$110,000

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrence, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011. We have begun the process to obtain replacement financing.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages on our indebtedness, if any thereon, or to fund planned capital expenditures, or to meet our debt covenants, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Global macroeconomic conditions remain unstable. Given the continuing uncertainty regarding the economies of Europe and other markets in which we operate and projected federal deficits in the U.S. and Europe, macroeconomic conditions could deteriorate in the near term or over the longer term. We continue to monitor our business plan for cost control measures that could improve profitability. We also have the ability to defer non-critical capital expenditures. We currently expect to meet our obligations under our debt agreements including compliance with established financial covenants. However, if the economic environments in which we operate were to deteriorate significantly beyond current expectations, it could have a material adverse effect on our ability to remain in compliance with our covenants which would result in a material adverse effect on our liquidity and results of operations. Any amendment to or waiver of the covenants would likely involve substantial upfront fees, significantly higher annual interest costs and other terms significantly less favorable to us than those contained in our current credit facilities. We were in compliance with our debt covenants as of June 30, 2010.

As discussed in greater detail in Note 4 – Asset Backed Facility, effective June 25, 2010, the termination date of the Revolving Period of the New Asset Backed Facility was extended to June 24, 2011.

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity is potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 4.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense ratio (as defined in the Senior Credit Facility) of 2.50 to 1.00. As of June 30, 2010, our Consolidated Total Debt to Adjusted EBITDA ratio was 3.09 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 4.49 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the Notes Indenture, and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

We have presented, in the tables below, a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA which represents net income before interest expense, income tax provision and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended June 30, 2010. The consolidation of the trust discussed in Note 4 – Asset Backed Facility to the financial statements did not have a significant impact on our compliance with our debt covenants as the existing covenant calculations exclude the effects of the New Asset Backed Facility.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and the Adjusted EBITDA to Consolidated Cash Interest Expense ratio (in thousands):

	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Total
EBITDA	$20,500	$21,180	$16,472	$19,186	$77,338
Finance program adjustments (a)	487	943	—	—	1,430
Securitization interest - permitted receivables financing (b)	—	—	(291)	(274)	(565)
Other non-recurring charges (c)	(472)	(120)	—	—	(592)
Other non-cash charges (d)	(935)	731	772	5,086	5,654

Adjusted EBITDA	$19,580	$22,734	$16,953	$23,998	$83,265

					June 30, 2010
Revolving Credit Facility					$—
Senior Credit Facility					110,000
Senior Subordinated Notes					149,758
Other long-term debt and capital lease obligations					184
Unrestricted cash held by foreign subsidiaries (e)					(3,000)

Consolidated Total Debt					$256,942

Consolidated Total Debt to Adjusted EBITDA ratio					3.09

	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Total
Interest expense	$5,576	$4,684	$5,694	$5,378	$21,332
Non-cash interest expense (income)	332	515	(1,161)	(932)	(1,246)
Interest on letters of credit and permitted receivables financing	(402)	(402)	(393)	(376)	(1,573)
Interest income (expense)	31	—	—	3	34

Consolidated Cash Interest Expense	$5,537	$4,797	$4,140	$4,073	$18,547

Adjusted EBITDA to Consolidated Cash Interest Expense ratio					4.49

(a)	We currently operate a commercial equipment finance program in which newly originated equipment loans are sold to a special-purpose bankruptcy remote entity. In accordance with accounting guidance effective through December 31, 2009, we were required to record gains/losses on the sale of these equipment based promissory loans. In calculating Adjusted EBITDA, management determined the cash impact of net interest income on these loans. The finance program adjustments were the difference between GAAP basis revenues and cash basis revenues. In addition, we recognized mark-to-market adjustments for our retained beneficial interests in financial assets which are considered finance program adjustments in the Credit Agreement. In accordance with current accounting guidance, we consolidated ALERT 2009A in our financial statements effective January 1, 2010. The finance program adjustments, which represented the difference between GAAP basis revenues and cash basis revenues, are not relevant subsequent to December 31, 2009 due to consolidation of the trust.

(b)	Securitization Interest – permitted receivables financing represents interest expense on trade receivables sold to ALERT 2009A. This activity was consolidated in our financial statements effective January 1, 2010 as part of the new accounting guidance described above. Beginning with the first quarter of 2010, this expense, which is charged to the interest expense line of our Condensed Consolidated Statements of Income, is deducted in calculating Adjusted EBITDA.

(c)	Other non-recurring charges is comprised primarily of ($0.5) million related to the Louisville, Kentucky pension plan termination, included in the securitization and other costs, net line of our Condensed Consolidated Statements of Income.

(d)	Other non-cash charges are comprised of $3.2 million of non-cash mark to market expense relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our Condensed Consolidated Statements of Income, and $2.5 million of accrued management incentive compensation, which is included in the selling, general and administrative expenses line of our Condensed Consolidated Statements of Income.

(e)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

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

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2010 of $35.3 million was driven by cash generated by operations of $30.0 million (net income adjusted for depreciation, amortization and other non-cash adjustments) combined with changes in working capital requirements of $5.3 million. Cash flow provided by accounts receivable – restricted for securitization investors of $5.6 million and used by loans receivable, net – restricted for securitization investors of $3.1 million are the result of the consolidation of our asset backed lending program discussed in greater detail in Note 4 – Asset Backed Facility to the financial statements. Accounts and notes receivable increased by $7.2 million due to the timing of sales of securitized accounts receivable sold into ALERT 2009A. Accounts payable increased $8.3 million primarily as a result of the timing of purchases related to production. Other liabilities increased $2.6 million primarily due to higher payroll related accruals.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2010 and 2009 were $3.5 million and $1.5 million, respectively. Capital spending in the first six months of 2010 was principally attributable to the implementation of an enterprise wide computer software system, manufacturing equipment replacements and cost improvement projects. Capital spending in the first six months of 2009 was principally oriented toward manufacturing equipment replacements and upgrades.

Defined Benefit Plan

The funded status of our pension plan is dependent upon many factors, including returns on invested assets and the level of market interest rates. During the first six months of 2010, the Company has contributed $0.5 million to its defined benefit pension plan and anticipates additional contributions totaling $2.5 million during the remainder of 2010.

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

We entered into foreign exchange hedge contracts with Private Bank & Trust Company to hedge a portion of our foreign exchange risk related to the purchases by Alliance Laundry Systems LLC from European vendors. Under the foreign exchange hedges, we paid $0.2 and $0.2 million during the three and six months ended June 30, 2010. The fair value of these foreign exchange hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was a $2.1 million liability at June 30, 2010. The notional amount of the foreign exchange hedge contracts outstanding as of June 30, 2010 totaled 12.2 million Euros.

We enter into commodity hedge contracts with Bank of America, N.A. to hedge a portion of our nickel commodity risk related to stainless steel purchases and copper commodity risk related to wiring and aluminum related to motor assemblies. Under the commodity hedges, we received $0.2 and $0.6 million during the three and six months ended June 30, 2010. The fair value of these commodity hedge contracts, which represents the amount that we would pay upon a settlement of these instruments was a $0.7 million liability at June 30, 2010. The notional amount of the nickel, copper and aluminum commodity hedge contracts outstanding as of June 30, 2010 totaled 185 metric tons, 328 metric tons and 1,043 metric tons, respectively.

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

The fair value of our Senior Subordinated Notes was approximately $149.6 million based upon prevailing prices in recent market transactions as of June 30, 2010. We estimate that this fair value would increase/decrease by approximately $3.3 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of June 30, 2010.

An interest rate cap is in place as part of the New Asset Backed Facility to limit our exposure to interest rate increases which may adversely affect the overall performance of our equipment financing activities. The interest rate cap limits our exposure to fluctuations in interest rates to 6.27% for fixed rate loans. The notional amount of the cap, which was $57.9 million at June 30, 2010, varies based on the originations and payoffs of our fixed-rate loan portfolio. The fair value of the interest rate cap contract, which represents the amount that we would receive upon a settlement of this instrument was $0.3 million at June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting or identified in connection with the evaluation discussed above that occurred during the period ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in Note 15 to the Financial Statements – Commitments and Contingencies section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: the ability to borrow funds under the Senior Credit Facility (as defined herein); the ability to successfully implement operating strategies and trends affecting the business, liquidity, financial condition and results of operations of the Company; existing and continued weakness in the financial and credit markets and in the economies that we operate in; the impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed securitization facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation as well as those set forth in Item 1A of our annual report filed on Form 10-K under “Risk Factors.” All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects, the Company’s strategy and the Company’s financial position are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” and “would,” or the negatives thereof, variations thereof or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 15 to the Condensed Consolidated Financial Statements of Alliance Laundry Holdings LLC and Alliance Laundry Systems LLC included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

Exhibit	Description	Incorporated Herein By Reference To

10.1	Supply Agreement, dated as of April 1, 2010, by and among Coinmach Corporation and Alliance Laundry Systems LLC (certain portions of this exhibit were omitted subject to a pending request fro confidential treatment).	Exhibit 10.01 to the Company’s Current report on Form 8-K filed on April 8, 2010

10.2	Omnibus Amendment, dated June 23, 2010 by and among ALS, ALER 2009, ALERT 2009A, the indenture trustee, the note purchasers and agents identified therein and the administrative agent.	Exhibit 10.01 to the Company’s Current report on Form 8-K filed on June 23, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ THOMAS F. L’ESPERANCE	Chief Executive Officer	8-9-10
Thomas F. L’Esperance

/S/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	8-9-10
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ THOMAS F. L’ESPERANCE	Chief Executive Officer	8-9-10
Thomas F. L’Esperance

/S/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	8-9-10
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ THOMAS F. L’ESPERANCE	Chief Executive Officer	8-9-10
Thomas F. L’Esperance

/S/ BRUCE P. ROUNDS	Vice President Chief Financial Officer	8-9-10
Bruce P. Rounds